Form 10-Q
period 2009-06-30
Tri-Tech Holding, Inc.
filed 2009-08-27
CIK 1460801

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter and six month period ended June 30, 2009

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________ to ___________.

Commission File Number 001-34427

Tri-Tech Holding Inc.

(Exact name of registrant as specified in its charter)

Cayman Islands	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

5D Tower A, 2 Building Business Center Jinyuan Shidai,

No. 2 East Road Landianchang, Haidian District,

Beijing, People’s Republic of China 100097

(Address of principal executive offices and zip code)

(+86-10) 8887-6366

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports)

and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑ No ☐ Yes ☐ No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).	Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The Company is authorized to issue 30,000,000 ordinary shares, $0.001 par value per share. As of the date of this report, the Company has 3,555,000 issued and outstanding shares of common stock.

TRI-TECH HOLDING INC.

FORM 10-Q

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This document contains certain statements of a forward-looking nature. Such forward-looking statements, including but not limited to projected growth, trends and strategies, future operating and financial results, financial expectations and current business indicators are based upon current information and expectations and are subject to change based on factors beyond the control of the Company. Forward-looking statements typically are identified by the use of terms such as “look,” “may,” “should,” “might,” “believe,” “plan,” “expect,” “anticipate,” “estimate” and similar words, although some forward-looking statements are expressed differently. The accuracy of such statements may be impacted by a number of business risks and uncertainties that could cause actual results to differ materially from those projected or anticipated, including but not limited to the following:

•	the timing of the development of future products;

•	projections of revenue, earnings, capital structure and other financial items;

•	Statements of our plans and objectives;

•	Statements regarding the capabilities of our business operations;

•	Statements of expected future economic performance;

•	Statements regarding competition in our market; and

•	Assumptions underlying statements regarding us or our business.

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to update this forward-looking information. Nonetheless, the Company reserves the right to make such updates from time to time by press release, periodic report or other method of public disclosure without the need for specific reference to this Report. No such update shall be deemed to indicate that other statements not addressed by such update remain correct or create an obligation to provide any other updates.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

See the financial statements following the signature page of this report, which are incorporated herein by reference.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

TRIT was incorporated in the Cayman Islands on January 7, 2009 as a limited company. On such date, TRIT issued 3,555,000 ordinary shares (on a post-split basis after completion of our 71.1 for 1 share split) to shareholders of TTII for their respective interests in TTII (of these 3,555,000 shares, up to 340,000, assuming a maximum offering, will be held in escrow upon closing of the offering described in the Registration Statement), and TTII became the wholly-owned subsidiary of TRIT. The ultimate shareholders and ownership ratio among shareholders remained unchanged compared with TTII on December 31, 2007. On February 2, 2009, we completed the transfer of equity, and TRIT became the holder of 100% of the equity of TTII. Through our subsidiaries and VIEs in the PRC, our company provides self-manufactured, proprietary or third-party products, system integration and other services in the fields of environmental protection, and water resource monitoring, development, utilization and protection.

TTII was incorporated in the British Virgin Islands on November 24, 2005 as a limited company. It is a wholly-owned subsidiary of TRIT.

TTB was incorporated in the PRC on February 6, 2006. TTB is wholly-owned by TTII and is a wholly foreign-owned high-tech enterprise, primarily engaged in water resource protection including the utilization and development of technology and product sales, and the development of new industries and applications.

Tranhold was established on June 6, 2003. Tranhold was a wholly-owned subsidiary of TTII until it was converted into a VIE controlled by our company on November 28, 2008. Tranhold specializes in environmental technology research and development, environmental engineering design and building for major industrial sectors such as the petrochemical, pharmaceutical and municipal industries. Tranhold also provides water and wastewater treatment process control systems, process tail gas purification and other air pollution control systems and related integration solutions. Tranhold also represents several international brands of pollution control equipment in China under license agreements. Tranhold participated in the compilation of “The Technical Guidelines of Municipal Sewage Treatment Plant Operation, Management and Safety” for the Ministry of Construction of the PRC.

Yanyu was established on March 29, 2002. Yanyu was a wholly-owned subsidiary of TTII until it was converted into a VIE controlled by our company on November 28, 2008. Yanyu specializes in research and development, production, system integration, and consulting services in the fields of water resource protection and allocation, flood control and forecasting, irrigation systems, and municipal water supply and distribution systems. Yanyu participated in the compilation of “Technical Standards of Automatic Hydrologic Measuring and Report Systems (SL61-2003)” and “Technical Guidelines of Automatic Hydrologic Measuring and Reporting Systems – General Devices (GB/T)” for the Ministry of Water Resources of the PRC.

Before November 28, 2008, Tranhold and Yanyu were the subsidiaries of TTII. By November 28, 2008, we had completed two steps of reorganization. We first returned shares to the original shareholders of Tranhold and Yanyu. These shareholders are major shareholders, directors, corporate level executives and key employees of our company. Legally, Tranhold and Yanyu returned to their legal status prior to the acquisitions in 2007. Concurrently, on November 28, 2008, TTB signed and executed with Tranhold and Yanyu a series of contractual agreements with 25-year, renewable terms. These contractual agreements require the pledge of the original shareholders’ equity interests and stock certificates of the VIEs. At any time during the agreement period, we have the absolute right to acquire any portion of the equity interests of those VIEs under no-cost conditions. In addition, we have the absolute right to appoint directors and officers of those VIEs and to obtain the profits from those VIEs.

Except for the disclosed above, there are no arrangements that could require the Company to provide financial support to the variable interest entity, including events or circumstances that could expose the Company to a loss. As stated in the disclosure of various agreements between the Company and its VIEs in note 1 under Reorganization and Acquisition, the Company has rights to acquire any portion of the equity interests of those VIEs under no-cost conditions. Also the Company may allocate its available funds to its VIEs for business purpose. There are no fixed terms of such arrangement.

It is the Company’s general belief that the creditors and the other beneficial interest holder of Tranhold and Yanyu have no recourse to the general credit of the Company.

For the six months ended June 30, 2008 and 2009, our total revenues amounted to approximately $3.42 million and $5.99 million, respectively. Our revenues are subject to VAT, business tax, urban maintenance and construction tax and additional education fees. We deduct these amounts from our gross revenues to arrive at our total revenues. Our net incomes for the same periods ended June 30, 2008 and 2009 were $0.81 million and $1.46 million, respectively.

Our total revenues come from services we provide in our two operating segments, (i) wastewater and tail gas treatment and (ii) water resource management. In these segments, we provide system integration services and sell hardware and software products.

System integration is the integration of the component subsystems into one system and monitoring of subsystems to ensure they function together as a system. Based upon our customers’ requirements and needs, we provide them turn-key solutions, including engineering design, procurements, manufacturing, software, installation, commissioning, training, and final acceptance. We realize the revenues from system integration sales based on percentage of completion.

Hardware product sales are based on our customers’ requirements and needs. We specify the right hardware equipment and components and sell hardware to the customers “as is” without providing software or other value-adding to the customers’ systems.

We sell our software products by providing customers with standard software with or without adding some standard interface software. Other than our operational expenses, we incur a few additional costs in connection with software product sales.

We generally require customers to pay minimum payments of 30% of a project’s total cost in advance and bill them the balance within 30 days after the transactions are completed. Sometimes, customers require 5-10% retainage for a 12-month warranty period. In such cases, we realize the retainage fee revenue when the warranty period expires and we receive the retainage fee payment.

Factors Affecting Our Results of Operations – Generally

We believe the most significant factors that directly or indirectly affect our sales revenues and net incomes are:

•	The changes in China’s macro-economic environment, government strategies and policies, industrial development and planning;

•

The amount of the Chinese central and provincial governments’ spending in water resources management, including surface and groundwater monitoring, flood control and mitigation, flood forecasting, water quality monitoring and assessment and water resources management decision maker systems;

•	The amount the Chinese central and local governments invest in municipal wastewater management, including sewer pipelines and sewage treatment, water reuse and odor control;

•

Our comprehensive capabilities and competencies, including the evolving technologies and applications, industrial experience and customer basis, core competitive advantages, market shares and revenues; and

•	The availability and required terms of funding for our working capital.

Historically, our business growth has primarily been driven by an increase in the number of customers and projects. The complexity and scale of our projects have grown from single pieces of equipment, to comprehensive systems, to general contracting for complete solutions. For example, we now undertake projects to design and build entire treatment plants and complicated flood monitoring and forecasting systems for river basins. Due to the increasing urbanization process and growing economy in China, we expect that we will continue to earn a substantial majority of our revenues from our existing product and service lines. As a result, we plan to continue to focus most of our resources on expanding our business to the larger areas in the PRC and increasing our market share in the regions we serve. In addition, we will allocate our resources to innovate our technology, to develop applications, to improve our larger project execution capabilities and profitability, and to market our brand to customers.

Macro-Economic Factors and Chinese Government Response

The financial crisis started in the second half of 2008 and soon became a global economic crisis as financial markets around the world deteriorated. The crisis eventually spread to other sectors such as manufacturing. The global economic growth rate also significantly decreased. Under such an uncertain and unstable economy and market, the Chinese government adjusted several major economic policies, including the use of a stimulus package in an effort to reach an 8% annual economic growth rate in 2009 and to encourage major banks to increase liquidity. This resulted in a $408 billion increase in loans in the second quarter of 2009 after a $663 billion increase in loans in the first quarter of 2009. Water resources and environmental protection infrastructure construction is one of the major sectors that is expected to benefit from this increased liquidity.

China’s economy has improved markedly from the worst part of the financial crisis. Industrial production rose 11% in the year to July; electricity output, which fell sharply last year, is growing again; and car sales are 70% higher than 1 year ago.

Several major indicators show that the stimulus package has already been effective in preventing the economy from slowing down further, and certainly there are parallels between increased rates of fixed asset investment and economic growth. According to the National Bureau of Statistics, China’s economy expanded by 7.1% in the first half of 2009 compared to the same period in 2008, with GDP growing from 6.1% in the first three months of the year compared to 2008, and then accelerating to 7.9% growth in the second quarter compared to the second quarter of 2008. Investment was the main force behind the acceleration, as the government’s more relaxed credit policy and increased stimulus spending supported infrastructure construction. Fixed asset investment (“FAI”) rose by 33.5% year on year in January-June, up from 28.8% in the first quarter, with FAI in eastern, central and western regions increasing by 26.7%, 38.1% and 42.1% respectively, to a total of $1.143 trillion.

The spending in water resources, environmental protection and other infrastructure increased 54.5% year to year. The second tranche of central government funding (RMB 130 billion, or $19.1 billion, February 2009) was allocated to rural infrastructure projects such as improving drinking water safety and electric grids and repairing roads (RMB 31.5 billion or $4.6 billion) and to environmental projects (RMB 11 billion or $1.6 billion).

According to the budget plan announced by Ministry of Water Resources, China expects to invest $11.7 billion in 2009 in water resources sectors. China’s central government has allocated $3.8 billion in the first half of 2009. With the projects the central government has approved, this investment will increase to $45 billion in the aggregate over the next 3 years. The projects include mitigation of 6,240 unsafe small and middle-sized reservoirs due to lack of proper maintenance for several years.

Based on the data shown above, we believe that Tri-Tech is likely to continue to grow in 2009 because our business scope includes water resources, flood control and mitigation, water quality monitoring and assessment, municipal water and wastewater management, water reuse, and odor control, all areas that are poised to benefit from China’s infrastructure investment.

New Opportunities in Water Resources and Wastewater Treatment

We are currently pursuing over 100 smaller river basin flood monitoring and forecasting systems with a market potential of approximately $72.5 million, and groundwater monitoring systems for over 100 counties across the country with a market potential of another $72.5 million. There can be no guaranty that we will be successful in all or any of these endeavors. Through local distributors and partnerships, we also promote our proprietary products targeting the water monitoring and dispatching systems of the Northward Rerouting of Southern River engineering construction, which has market potential of approximately $43.5 million.

South-North Water Transfer Project is a large, inter-basin, long-distance water transfer project that is charged with dozens of major urban water supply tasks for such cities as Beijing, Tianjin and Shijiazhuang. The current automated dispatch system monitors a total of 304 buildings. As a result of our ability to assist with (i) the use of information acquisition and processing technology, (ii) the modernization of the operations maintenance and management, (iii) the establishment of a sound system and (iv) the greatest degree of rational management of water to make full use of China’s valuable water resources, we expect an increase in sales of this project.

China frequently faces flash floods and similar national disasters, so strengthening the prevention and treatment of such disasters is essential. System monitoring of rainfall by the water system, early warning and early warning response system is comprised of three parts. Data and early warning information processing service as the core, through computer networks, databases, early warning command and control platform release constitutes a set of flash floods disaster early warning system, especially for Hubei and Qinghai provinces. We expect an increase in sales of this project.

Our wastewater treatment business segment focuses on Tianjin City and Hebei Province. Specifically, the Tianjin Binhai New Area spurs the growth of the total output value with major new infrastructure projects. The total GDP output value of the Binhai New Area is expected to increase by 22%. Within the next few years, Binhai New Area plans to construct over 40 large scale pumping stations and over 30 sewage treatment plants with a total market potential of approximately $8.7 billion.

Hebei Province is another targeted market. Hebei Province plans to construct over 50 sewage and grey water reuse treatment plants in the next two years.

We also actively pursue opportunities in the industrial wastewater and process tail gas treatment market in the petrochemical industry, such as SINOPEC Yanshan Plant, Petro China Jilin Plant, SINOPEC Anqing Plant, and Dalian.

Currently almost all newly designed sewage treatment plants have odorous gases containment and control requirements. As such, we expect an increase in sales of our proprietary biofiltration odor control systems.

To take advantage of these new market opportunities, we continue to increase our workforce to meet the increased work load. In order to pursue several major new water projects, we registered a branch office in Tianjin Dongli Economic Development Zone and set up a branch office in Hebei Province to get closer to our clients.

Working Capital and Cash Flow Management

Due to the increase in purchase orders, our company has experienced some pressure from the shortage of working capital. In the short-term, we will try to accelerate our collection of accounts receivable, extend our credit with our vendors, and borrow short-term loans, to relieve the shortage of working capital. For our medium-term strategy, we are actively seeking funding sources, including loans and our initial public offering.

Three Month Period Ended June 30, 2009 Compared to Three Month Period Ended June 30, 2008

Results of Operations

The following table sets forth a summary of our unaudited consolidated results of operations for the periods indicated.

	Quarter Ended June 30, 2009		Quarter Ended June 30, 2008		Change
	$ (thousands)%		$ (thousands)%		$ (thousands)%
Revenue	3,144	100.0	2,035	100.0	1,109	54.5
Cost of Revenues (exclusive of depreciation and amortization, which are shown separately below)	1,765	56.1	1,214	59.7	551	45.4
Selling Expenses	108	3.4	48	2.4	60	125.0
Depreciation and Amortization Expenses	24	0.8	20	1.0	4	20.0
Other General and Administrative Expenses	328	10.4	329	16.2	(1)	(0.3)
Other Income (expenses)	19	0.6	30	1.5	(11.0)	(36.7)
Income before Tax and Non-controlling interest income	938	29.8	455	22.4	483	106.2
Provision for income taxes	73	2.3	10	0.5	63.0	630.0
Non-controlling interest income	13	0.4	4	0.2	9	225.0
Net income attributable to TRIT	852	27.1	441	21.7	411	93.3

Revenues

Our total revenues increased by 54.5% from $2.04 million for the quarter ended June 30, 2008 to $3.14 million for the quarter ended June 30, 2009. This increase was due to the increased size and effort of our sales force, the growth of our client base, the completion of more and larger projects and the improvement of our project execution capabilities. Further, a majority of the revenues for the quarter ended June 30, 2009 were generated from the sales of system integration and the sales of software.

Cost of Revenues (exclusive of depreciation and amortization)

Our cost of revenues (exclusive of depreciation and amortization) increased 45.4% from $1.21 million for the quarter ended June 30, 2008 to $1.76 million for the quarter ended June 30, 2009. Cost of revenues (exclusive of depreciation and amortization) increased more slowly than revenues. This change was due to relatively lower costs of the software products.

Selling Expenses

Our selling expenses increased by 125.0% from $47,889 for the quarter ended June 30, 2008 to $108,348 for the quarter ended June 30, 2009.

Our selling expenses primarily consist of commissions and traveling expenses of our staff to customers’ headquarters or project sites. Our selling expenses increased for the quarter ended June 30, 2009, mainly due to the increase in the number of customers we served and an increase in the size of our sales forces.

General and Administrative Expenses

Our general and administrative expenses primarily consist of salaries and benefits for our staff, depreciation expenses, office rental expenses, traveling expenses, and expenses for legal, accounting and other professional services.

Our general and administration expenses increased by 0.8% from $349,002 for the quarter ended June 30, 2008 to $351,731 for the quarter ended June 30, 2009. The expenses increased only slightly in 2009 because we did not significantly increase the management and supporting staff. However, we expect that our general and administration expenses will increase in the near term as a result of Sarbanes-Oxley Section 404 compliance and business expansion assuming the closing of our initial public offering in 2009.

Other Income (Expenses)

Because we are a certified software hi-tech company, we receive a partial tax rebate from the Chinese government for VAT paid on software we sell. This partial rebate is classified as other income. Due to the decrease in partial VAT rebate, our other income decreased $11,679 or 38%, from $30,424 for the quarter ended June 30, 2008 to $18,745 for the quarter ended June 30, 2009.

Net Income

Our net income attributable to TRIT increased 93.3% from $440,544 for the quarter ended June 30, 2008 to $851,682 for the quarter ended June 30, 2009.

Six Month Period Ended June 30, 2009 Compared to Six Month Period Ended June 30, 2008

Results of Operations

The following table sets forth a summary of our consolidated results of operations for the periods indicated.

	Six Months Ended June 30, 2009		Six Months Ended June 30, 2008		Change
	$ (thousands)%		$ (thousands)%		$ (thousands)%
Revenue	5,994	100	3,421	100	2,573	75.2
Cost of Revenues (exclusive of depreciation and amortization, which are shown separately below)	3,546	59.2	1,977	57.8	1,569	79.4
Selling Expenses	213	3.5	102	3.0	111	107.8
Depreciation and Amortization Expenses	45	0.8	39	1.1	6	15.4
Other General and Administrative Expenses	607	10.1	563	16.5	44	7.8
Other Income (expenses)	19	0.3	78	2.3	(59)	(76.0)
Income before Tax and Non-controlling interest income	1,602	26.7	818	23.9	784	95.8
Provision for income taxes	136	2.3	11	0.3	125	1,136
Non-controlling interest income	14	0.2	4	0.1	10	250
Net income attributable to TRIT	1,452	24.2	803	23.4	649	81.0

Revenues

Our total revenues increased by 75.2% from $3,421,265 for the six months ended June 30, 2008 to $5,994,336 for the six months ended June 30, 2009. This increase was due to the increased size and effort of our sales force, the growth of our client base, the completion of more and larger projects and the improvement of our project execution capabilities. Further, a majority of the revenues for the six months ended June 30, 2009 were generated from the sales of system integration, hardware products and the sales of software.

Cost of Revenues (exclusive of depreciation and amortization)

Our cost of revenues (exclusive of depreciation and amortization) increased 79.4% from $1,977,321 for the six months ended June 30, 2008 to $3,546,355 for the six months ended June 30, 2009. Cost of revenues (exclusive of depreciation and amortization) increased faster than revenues. This change was due to relatively higher costs of the hardware products compared to system integration and software products.

Selling Expenses

Our selling expenses increased by 107.8% from $102,325 for the six months ended June 30, 2008 to $212,654 for the six months ended June 30, 2009.

Our selling expenses primarily consist of commissions and traveling expenses of our staff to customers’ headquarters or project sites. Our selling expenses increased for the six months ended June 30, 2009, mainly due to the increase in the number of customers we served and the size of our sales forces.

General and Administrative Expenses

Our general and administrative expenses primarily consist of salaries and benefits for our staff, depreciation expenses, office rental expenses, traveling expenses, and expenses for legal, accounting and other professional services.

Our general and administration expenses increased by 8.3% from $602,411 for the six months ended June 30, 2008 to $652,363 for the six months ended June 30, 2009. The expenses increased only slightly in 2009 because we did not significantly increase the management and supporting staff. However, we expect that our general and administration expenses will increase in the near term as a result of Sarbanes-Oxley Section 404 compliance and business expansion assuming the closing of our initial public offering in 2009.

Other Income (Expenses)

Because we are a certified software hi-tech company, we receive a partial tax rebate from the Chinese government for VAT paid on software we sell. This partial rebate is classified as other income. Due to the decrease in partial VAT rebate, our other income decreased $59,603 or 76.0%, from $78,393 for the six months ended June 30, 2008 to $18,790 for the six months ended June 30, 2009.

Net Income

Our net income attributable to TRIT increased 81.0% from $802,286 for the six months ended June 30, 2008 to $1,451,934 for the six months ended June 30, 2009.

Liquidity and Capital Resources

Cash Flows and Working Capital

As of June 30, 2009, we had working capital of $6,253,955 including cash of $202,909. Our cash includes cash-in-hand and bank savings. The table below reflects our company’s cash situation:

	Six Months Ended June 30, 2009 $ (thousands)	Six Months Ended June 30, 2008 $ (thousands)	Three Months Ended June 30, 2009 $ (thousands)	Three Months Ended June 30, 2008 $ (thousands)
Operating Activities	167	251	(636)	430
Financing Activities	(550)	239	(336)	(507)
Investing Activities	(192)	7	(191)	(10)
Effects of Exchange Rate	46	142	217	31
Cash, Beginning of Period	732	367	1,149	1,062
Increase (Decrease) in Cash	(529)	639	(946)	(56)
Cash, End of Period	203	1,006	203	1,006

Operating Activities

Net cash provided by operating activities was $166,755 for the six months ended June 30, 2009 as compared to $250,782 net cash provided by operating activities in the six months ended June 30, 2008. The decrease of net cash provided by operating activities is mainly attributable to several factors, including (i) an increase in accounts receivable of $884,804 and unbilled $666,139; (ii) an increase in net income; (iii) an increase in inventories of $196,872; (iv) a decrease in accounts deposits on projects and other payables $224,698; and (v) a decrease in accounts payable of $339,921.

Net cash used in operating activities was $635,784 for the three months ended June 30, 2009 as compared to $430,330 net cash provided by operating activities in the three months ended June 30, 2008. The decrease of net cash provided by operating activities is mainly attributable to several factors, including (i) an increase in accounts receivable of $1,143,199; (ii) an increase in net income; (iii) an increase in other receivables of $419,426; (iv) an increase in prepayments and deferred expenses of $221,816; and (v) a decrease in taxes payable of $127,751.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2009 was $191,841, compared to net cash used in investing activities of $6,877 in the six months ended June 30, 2008.

Net cash used in investing activities for the quarter ended June 30, 2009 was $190,981, compared to net cash used in investing activities of $9,725 in the quarter ended June 30, 2008.

Financing Activities

Net cash used in financing activities in the six months ended June 30, 2009 totaled $549,859, compared to net cash provided by financing activities of $238,692 in the six months ended June 30, 2008. The cash used in financing activities in the six months ended June 30, 2009 was mainly attributable to repayments to third parties of advances.

Net cash used in financing activities in the three months ended June 30, 2009 totaled $336,275, compared to net cash provided by financing activities of $507,311 in the three months ended June 30, 2008. The cash used in financing activities in the three months ended June 30, 2009 was mainly attributable to repayments to third parties of advances.

As a result of the total cash activities, net cash decreased $529,509 from December 31, 2008 to June 30, 2009. We believe that our currently available working capital of $6,253,955 including cash of $202,909 should be adequate to meet our anticipated cash needs, and sustain our current operations for at least 12 months.

However, the currently available working capital, especially available cash, may not be sufficient to our anticipated expansion. We believe, however, that the net proceeds from the initial public offering of our ordinary shares will be likely to allow our company to fund its anticipated expansion. In the event the initial public offering does not close or such net proceeds are insufficient to fund our anticipated expansion, we may take the following actions to meet such working capital needs:

•

Improve our collection of accounts receivable – most of our clients are central, provincial and local governments. Due to the current situation with the Central government stimulus plan and increases in bank liquidity, our clients are in good financial positions. Therefore, we expect to collect more cash from our relatively high accounts receivable, and use the cash collected in our business expansion;

•	We may raise additional capital from the market through an offering of equity or debt; or

•

Borrow short-and long-term commercial loans from local banks – As of June 30, 2009, our company did not have any long-term debt, and we had short-term debt of $146,372. Our company’s debt ratio is extremely low, only 0.01. Therefore, we believe we are in a strong position to raise cash through debt financing.

Segment Information

The Company has two reportable operating segments. The segments are grouped with references to the types of services provided and the types of clients that use those services. The Company assesses each segment’s performance based on net revenues and gross profit on contribution margin. The two reportable operating segments are Segment 1: water and wastewater treatment process control systems, process tail gas purification (“Wastewater and Tail Gas Treatment”) and Segment 2: water resources protection and allocation, flood control and forecasting, irrigation systems, and municipal water supply and distribution systems (“Water Resource Management”).

Segment 1: Wastewater and Tail Gas Treatment

	Three Months Ended June 30,		Percentage Change (%)	Six Months Ended June 30,		Percentage Change (%)
	2009($)	2008($)		2009($)	2008($)
Revenues	1,464,123	1,250,097	17.1	3,009,105	1,957,674	53.7
Cost of revenues (exclusive of depreciation and amortization shown separately below)	681,860	707,052	(3.6)	1,536,887	1,219,099	26.1
Operating expenses:
Depreciation and amortization expenses	11,137	6,258	78.0	19,462	12,330	57.8
Other operating expenses	318,596	163,645	94.7	560,586	341,850	64.0
Total operating expenses	329,733	169,903	94.1	580,048	354,180	63.8
Other expenses, net	90	14,348	(99.4)	(71)	1,203	(105.9)
Income before income taxes and noncontrolling interest	452,440	358,794	26.1	892,241	383,192	132.8

Segment 1 experienced significant growth during the three and six months ended June 30, 2009 compared to the three and six months ended June 30, 2008. Our income before income taxes and noncontrolling interest increased by 26.1% from $358,794 in the three months ended June 30, 2008 to $452,440 for the same period in 2009 and by 132.8% from $383,192 in the six months ended June 30, 2008 to $892,241 for the same period in 2009.

Our revenues associated with this segment increased by 17.1% from $1.25 million in the three months ended June 30, 2008 to $1.46 million in the 2009 period. Our revenues associated with Segment 1 increased by 53.7% from $1.9 million in the six months ended June 30, 2008 to $3.0 million in the 2009 period. These increases are primarily because we experienced an increase in the number and size of our contractual engagements during the 2009 three and six month periods.

During these periods, our cost of revenues (exclusive of depreciation and amortization) associated with this segment decreased by 3.6% from $707,052 in the three months ended June 30, 2008 to $681,860 in the same period in 2009 and increased by 26.1% from $1,219,099 in the six months ended June 30, 2008 to $1,536,887 in the same period in 2009. The three month decrease is primarily because we had net sales of software products with lower costs which contributed a larger percent in revenues during the 2009 three month period. The six month increased more slowly than revenues, due to relatively lower costs of the software products and system integration.

Finally, our operating expenses associated with Segment 1 increased by 94.1% from $169,903 in the three months ended June 30, 2008 to $329,733 in the 2009 period and increased by 63.8% from $354,180 in the six months ended June 30, 2008 to $580,048 in the 2009 period. These increases resulted from our expansion of sales activities and workforce. We expect that such expenses will continue to increase over time as we continue to expand our workforce as our company grows. In addition, these increase resulted from R&D expenses and professional fees.

As a result, Segment 1 income before income taxes and noncontrolling interest increased by 26.1% from $358,794 in the three months ended June 30, 2008 to $452,440 in the same period in 2009 and increased by 132.8% from $383,192 in the six months ended June 30, 2008 to $892,241 in the same period in 2009.

Segment 2: Water Resource Management

	Three Months Ended June 30,		Percentage Change (%)	Six Months Ended June 30,		Percentage Change (%)
	2009($)	2008($)		2009($)	2008($)
Revenues	1,679,406	784,998	113.9	2,985,231	1,463,591	104.0
Cost of revenues (exclusive of depreciation and amortization shown separately below)	1,082,771	506,862	113.6	2,009,468	758,222	165.0
Operating expenses:
Depreciation and amortization expenses	12,681	13,596	(6.7)	25,939	26,687	(2.8)
Other operating expenses	117,665	213,392	(44.9)	259,030	323,869	(20)
Total operating expenses	130,346	226,988	(42.6)	284,969	350,556	(18.7)
Other expenses, net	(18,835)	(44,771)	(57.9)	(18,719)	(79,595)	(76.5)
Income before income taxes and noncontrolling interest	485,124	95,919	405.8	709,513	434,408	63.3

Our revenues associated with Segment 2 increased by 113.9% from $784,998 in the three months ended June 30, 2008 to $1,679,406 in the same period in 2009 and increased by 104.0% from $1,463,591 in the six months ended June 30, 2008 to $2,985,231 in the same period in 2009. These increases are primarily because we experienced an increase in the number and size of our contractual engagements during the 2009 periods.

Our cost of revenues (exclusive of depreciation and amortization) experienced significant growth of 113.6% from $506,862 for the three months ended June 30, 2008 to $1,082,771 for the same period in 2009 and significant growth of 165.0% from $758,222 for the six months ended June 30, 2008 to $2,009,468 for the same period in 2009. Cost of revenues (exclusive of depreciation and amortization) increased faster than revenues. This change was due to relatively higher costs of the hardware products compared to system integration and software products.

Our operating expenses associated with Segment 2 decreased by 42.6% from $226,988 in the three months ended June 30, 2008 to $130,346 in the 2009 period and decreased by 18.7% from $350,556 in the six months ended June 30, 2008 to $284,969 in the 2009 period. This decrease resulted from a generous allowance for doubtful accounts (about $29 thousand) occurred in the same period of year 2008. In addition, selling expenses in Segment 2 increased, and we expect that such expenses will continue to increase over time as we continue to expand our workforce as our company grows.

As a result, Segment 2 income before income taxes and noncontrolling interest increased by 405.8% from $95,919 in the three months ended June 30, 2008 to $485,124 in the same period in 2009 and increased by 63.3% from $434,408 in the six months ended June 30, 2008 to $709,513 in the same period in 2009.

Contractual Obligations and Commercial Commitments

Operating Leases

As of June 30, 2009, we had commitments under certain operating leases, requiring annual minimum rentals as follows:

2009	$32,206
2010	$81,886
2011	$71,347
2012	—
2013	—
Total	$185,439

The leased properties are principally located in the PRC and are used for administration and research and development purposes. The terms of these operating leases varied from one to three years. Pursuant to contracts, when the contracts are expired, we have the right to extended them with new negotiated prices. The leases are renewable subject to negotiation. Rental expenses were $40,529 and $47,715 for the quarters ended June 30, 2009 and June 30, 2008 and were $84,862 and $72,942 for the six months ended June 30, 2009 and June 30, 2008, respectively.

Product Warranties

Our warranty policy generally is to replace parts if they become defective within one year after deployment at no additional charge. Historically, failure of product parts due to materials or workmanship has not been significant. We have not incurred any material unexpected costs associated with servicing its warranties. We continuously evaluate and estimate our potential warranty obligations, and record the related warranty obligation when the estimated amount becomes material at the time revenue is recorded.

Capital Expenditures

In the past, our capital expenditures were used to purchase computers, transportation equipment and other office equipment for our business. Our capital expenditures may increase in the near term as our business continues to grow and as we expand and improve our financial and accounting systems and infrastructure. We spent $190,891 and $6,877 on such capital expenditures during the quarterly periods ended June 30, 2009 and June 30, 2008, respectively. We spent $191,841 and $9,725 on such capital expenditures during the six months ended June 30, 2009 and 2008, respectively.

Off-Balance Sheet Commitments and Arrangements

We have not entered into any financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as shareholders’ equity or that are not reflected in our consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

Quantitative and Qualitative Disclosure about Market Risk

Interest Rate Risk

Our exposure to interest rate risk primarily relates to the interest income generated by excess cash invested in demand deposits and liquid investments with original maturities of three months or less. We have not used any derivative financial instruments to manage our interest risk exposure. Interest-earning instruments carry a degree of interest rate risk. We have not been exposed nor do we anticipate being exposed to material risks due to changes in interest rates. However, our future interest income may be lower than expected due to changes in market interest rates.

Foreign Exchange Risk

Translation adjustments amounted to $378,130 and $361,328 as of June 30, 2009 and December 31, 2008, respectively. The Company translated balance sheet amounts with the exception of equity at June 30, 2009 at RMB6.8319 to US$1.00 as compared to RMB6.8346 to US$1.00 at December 31, 2008. The Company stated equity accounts at their historical rate. The average translation rates applied to income statement accounts for the three and six month periods ended June 30, 2009 and the three and six month periods ended June 30, 2008 were RMB 6.8299, RMB 6.8325, RMB 6.9575 and RMB 7.0583, respectively.

Inflation

Although China has experienced an increasing inflation rate, inflation has not had a material impact on our results of operations in recent years. According to the National Bureau of Statistics of China, the change in the consumer price index in China was 0.46%, (0.77%), and 1.16% in 2001, 2002 and 2003, respectively. However in connection with a 3.9% increase in 2004, the Chinese government announced measures to restrict lending and investment in China in order to reduce inflationary pressures in China’s economy. Following the government’s actions, the consumer price index decreased to 1.8% in 2005 and to 1.5% in 2006. In 2007, the consumer price index increased to 4.8%. In response, China’s central bank, the People’s Bank of China, announced that the bank reserve ratio would rise half a percentage point to 15.5% in an effort to reduce inflation pressures. China’s consumer price index growth rate reached 8.7% year over year in 2008. The results of the Chinese government’s actions to combat inflation are difficult to predict. Adverse changes in the Chinese economy, if any, will likely impact the financial performance of a variety of industries in China that use or would be candidates to use our product.

Taxation

Under the current law of the Cayman Islands, we are not subject to tax on income or capital gain. However, our revenues are primarily derived from payments made by Tranhold and Yanyu to our Chinese subsidiary, TTB. Prior to January 1, 2008, under PRC laws and regulations, a company established in China was typically subject to a state enterprise income tax rate of 30% and a local enterprise tax rate of 3% on its taxable income. PRC laws and regulations also provide foreign-invested enterprises established in certain areas in the PRC with preferential tax treatment. Since January 1, 2008, China has mandated a unified enterprise income tax rate of 25%, with a preferential tax rate of 15% for high-tech companies. As our Cayman Islands and British Virgin Islands business entities are controlled and managed from the PRC, they are categorized as Resident Enterprise by New EIT Law and are subject to PRC EIT.

Pursuant to the New EIT Law and the supplementary regulations, only high-tech companies that have been re-certified as such under the new criteria are granted the preferential enterprise income tax rate of 15%. TTB, Tranhold and Yanyu applied for re-certification, and their applications are pending. However, in the interim, none of TTB, Tranhold or Yanyu is certified as a high-tech company; all of TTB, Tranhold and Yanyu are subject to the standard unified enterprise income tax rate of 25%. We have accrued deferred income tax liabilities for the fiscal year ended December 31, 2008. We cannot guarantee that we will be recertified. If we are not so recertified, we will pay a higher enterprise tax rate (25%) than we previously paid.

Sales tax varies from 3% to 17% depending on the nature of the revenue. For revenues generated from those parts of our software solutions which are recognized by and registered with government authorities and meet government authorities’ requirements to be treated as software products, we are entitled to receive a refund of 14% on the total VAT paid at rate of 17%. Revenues from software products other than the above are subject to full VAT at 17%. In addition, we are currently exempted from sales tax for revenues generated from development and transfer of tailor-made software solutions for clients; further, revenues from our consulting services are subject to a 5% sales tax. As a company that qualifies to issue VAT invoices, we need to maintain a certain amount of revenue that is VAT-taxable. As such, we may have to refuse some of the tax exemption benefit in our tailor-made software development business and pay VAT for those parts of the revenue in order to maintain minimum VAT revenue thresholds. This practice may cease to apply if more of our software products are matured, recognized and registered as software products in the PRC.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (the “Codification”). The Codification, which was launched on July 1, 2009, became the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF) and related literature. The Codification eliminates the GAAP hierarchy contained in SFAS No. 162 and establishes one level of authoritative GAAP. All other literature is considered non-authoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The company will adopt this Statement for its quarter ending September 30, 2009. There will be no change to the company’s Consolidated Financial Statements due to the implementation of this Statement.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” and SFAS No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140.” SFAS No. 167 amends FASB Interpretation 46(R) to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and requires ongoing qualitative reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. SFAS No. 166 amends SFAS No. 140 by removing the exemption from consolidation for Qualifying Special Purpose Entities (QSPEs). This Statement also limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized when the transferor has not transferred the entire original financial asset to an entity that is not consolidated with the transferor in the financial statements being presented and/or when the transferor has continuing involvement with the transferred financial asset. The company will adopt these Statements for interim and annual reporting periods beginning on January 1, 2010. The company does not expect the adoption of these standards to have any material impact on the Consolidated Financial Statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.” This Statement sets forth: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This Statement is effective for interim and annual periods ending after June 15, 2009. The company adopted this Statement in the quarter ended June 30, 2009. This Statement did not impact the consolidated financial results.

In April 2009, the FASB issued FASB Staff Position (FSP) FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies , which amends the accounting in SFAS 141(R) for assets and liabilities arising from contingencies in a business combination. The FSP is effective January 1, 2009, and requires pre-acquisition contingencies to be recognized at fair value, if fair value can be reasonably determined during the measurement period. If fair value cannot be reasonably determined, the FSP requires measurement based on the recognition and measurement criteria of SFAS 5, Accounting for Contingencies. Adoption of FSP FAS 141(R)-1 did not have an impact on the Company’s financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”. This FASB staff position amends FASB Statement No. 107 to require disclosures about fair values of financial instruments for interim reporting periods as well as in annual financial statements. The staff position also amends APB Opinion No. 28 to require those disclosures in summarized financial information at interim reporting periods. This FASB staff position becomes effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted these standards. The adoption of these standards did not materially impact its financial statements.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”. This FSP amends the other-than-temporary impairment guidance in GAAP for debt securities. If an entity determines that it has an other-than-temporary impairment on a security, it must recognize the credit loss on the security in the income statement. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. The staff position expands disclosures about other-than-temporary impairment and requires that the annual disclosures in FASB Statement No. 115 and FSP FAS 115-1 and FAS 124-1 be made for interim reporting periods. This FSP becomes effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted this standard . The adoption of this standard did not materially impact its financial statements.

In March, 2008, SFAS No. 161, “Disclosures and Derivatives Instruments and Hedging Activities, an amendment of FASB Statements No. 133.” SFAS No. 161 requires additional disclosures about the Company’s objectives in using the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133, “Accounting for Derivatives Instruments and Hedging Activities,” and its related interpretations. The Company adopted SFAS No. 161. The adoption of this standard did not materially impact its financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This statement defines fair value, establishes a framework for measuring fair value according to generally accepted accounting principles and expands disclosures of fair value measurement. In application, this statement does not require any new fair value measurements. It is effective for fiscal years beginning after November 15, 2007, and all interim periods within those fiscal years. Earlier application is permitted if the entity has not yet issued interim or annual financial statements for that fiscal year. However, on February 12, 2008, the FASB issued FSP FAS 157-2, which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years for items within the scope of this FSP. The Company adopted these standards. The adoption of these standards did not materially impact its financial statements. We did not have any financial assets and/or liabilities measured at fair value as of June 30, 2009.

In March 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (Revised 2007) (“SFAS 141R”), “Business Combinations”. SFAS 141R requires an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. Accordingly, the Company adopted this Statement on January 1, 2009. There was no impact upon adoption, and its effects on future periods will depend on the nature and significance of business combinations subject to this statement.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 (“SFAS 160”), “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51.” SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Pursuant to the transition provisions of SFAS No. 160, the Company adopted the Statement on January 1, 2009 via retrospective application of the presentation and disclosure requirements. Noncontrolling interests were reclassified from the Liabilities section to the Stockholders’ Equity section in the Consolidated Statement of Financial Position as of January 1, 2009.

In April 2008, the FASB issued Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other applicable accounting literature. The Company adopted this Statement on January 1, 2009. There was no impact upon adoption, and its effects on future periods will depend on the nature and significance of business combinations subject to this statement.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” which became effective in 2009 via retrospective application. Under the FSP, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and, therefore, are included in computing earnings per share (EPS) pursuant to the two-class method. The two-class method determines earnings per share for each class of common stock and participating securities according to dividends or dividend equivalents and their respective participation rights in undistributed earnings. Restricted Stock Units (RSUs) granted to employees prior to December 31, 2007 are considered participating securities as they receive non-forfeitable dividend equivalents at the same rate as common stock. RSUs granted after December 31, 2007 do not receive dividend equivalents and are not considered participating securities. The company retrospectively adopted the FSP on January 1, 2009. The adoption of this standard did not materially impact its financial statements.

In November 2008, the FASB ratified EITF Issue 08-7, “Accounting for Defensive Intangible Assets.” A defensive intangible asset is an asset acquired in a business combination or in an asset acquisition that an entity does not intend to actively use. According to the guidance, defensive intangible assets are considered to be a separate unit of account and valued based on their highest and best use from the perspective of an external market participant. The company adopted EITF 08-7 on January 1, 2009. There was no material impact upon adoption, and its effects on future periods will depend on the nature and significance of the business combinations subject to this statement.

In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.” This FSP amends SFAS No. 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits” to require more detailed disclosures about the fair value measurements of employers’ plan assets including: (a) investment policies and strategies; (b) major categories of plan assets; (c) information about valuation techniques and inputs to those techniques, including the fair value hierarchy classifications (as defined by SFAS No. 157) of the major categories of plan assets; (d) the effects of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets; and (e) significant concentrations of risk within plan assets. The disclosures required by the FSP will be included in the company’s year ending 2009 Consolidated Financial Statements. This Statement does not impact the consolidated financial results as it is disclosure-only in nature.

Management does not believe that other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC have or will have a material impact on our company’s present or future consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4/4T.	Controls and Procedures

Disclosure Controls and Procedures

As of June 30, 2009, our company carried out an evaluation, under the supervision of and with the participation of management, including our company’s chief executive officer and chief financial officer, of the effectiveness of the design and operation of our company’s disclosure controls and procedures. Based on the foregoing, the chief executive officer and chief financial officer concluded that our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective.

Changes in Internal Control over Financial Reporting.

There were no changes in our company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the quarter and six month period ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors.

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None

(b)	The section entitled “Use of Proceeds” from our registration statement filed on April 3, 2009, as amended (the “Registration Statement”) is incorporated herein by reference. The effective date of the Registration Statement is August 10, 2009, and the Commission file number assigned to the Registration Statement is 333-158393. The Registration Statement registers the offering of up to 1,700,000 ordinary shares (subject to amendment in accordance with the Securities Act of 1933 and the rules and regulations promulgated thereunder). As of the date of this report, the Company has not yet closed its initial public offering and as a result has not received any proceeds from the offering. After the Registrant receives the proceeds of the initial public offering, it will disclose the “Use of Proceeds” information required by this Item 2(b) in subsequent quarterly and annual reports.

(c)	None

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed herewith:

Exhibit Number	Document

3(i).1	Articles of Association of the Registrant (1)

3(i).2	Amended and Restated Articles of Association of the Registrant (1)

3(ii).1	Memorandum of Association of the Registrant (1)

3(ii).2	Amended and Restated Memorandum of Association of the Registrant (1)

4.1	Specimen Share Certificate (1)

10.1	Translation of Form of Employment Agreement between Registrant and Executive Officer of the Registrant (1)

10.2	Translation of Exclusive Technical and Consulting Service Agreement for Tranhold (1)

10.3	Translation of Management Fee Payment Agreement for Tranhold (1)

10.4	Translation of Proxy Agreement for Tranhold (1)

10.5	Translation of Equity Interest Pledge Agreement for Tranhold (1)

10.6	Translation of Exclusive Equity Interest Purchase Agreement for Tranhold (1)

10.7	Translation of Exclusive Technical and Consulting Service Agreement for Yanyu (1)

10.8	Translation of Management Fee Payment Agreement for Yanyu (1)

10.9	Translation of Proxy Agreement for Yanyu (1)

10.10	Translation of Equity Interest Pledge Agreement for Yanyu (1)

10.11	Translation of Exclusive Equity Interest Purchase Agreement for Yanyu (1)

10.14	Translation of Operating Agreement for Yanyu (1)

10.15	Translation of Operating Agreement for Tranhold (1)

10.16	Stock Option Plan (1)

21.1	Subsidiaries of the Registrant (1)

31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (2)

31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (2)

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-158393.
(2)	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tri-Tech Holding Inc.

August 27, 2009	By:	/s/ Peter Dong
Peter Dong
Chief Financial Officer
(Principal Financial and Accounting Officer)

TRI-TECH HOLDING INC.

Financial Statements

(Unaudited)

For the three and six months ended June 30, 2009 and 2008

(Prepared under accounting standards generally accepted in the United States of America)

TRI-TECH HOLDING INC.

TRI-TECH HOLDING INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2009	December 31, 2008
	(Unaudited)	(Restated)
ASSETS
Current Assets
Cash	$202,909	$732,418
Accounts receivable, net of allowance for doubtful accounts of $ 62,780 and $62,286 as of June 30, 2009 and December 31, 2008, respectively	4,037,253	3,105,859
Unbilled revenue	2,096,609	1,429,846
Notes receivable	389,350	7,316
Other receivables	254,684	166,395
Inventories	1,663,938	1,466,468
Deposits on projects	508,040	266,973
Deferred income taxes		—
Prepayments to suppliers	468,392	567,346

Total current assets	9,621,174	7,742,622

Plant and equipment, net	345,627	174,128
Proprietary technology, net	832,508	857,475

Total assets	$10,799,309	$8,774,224

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,992,914	$1,589,103
Commercial paper and other short-term notes payable:
Non-related parties	146,372	271,041
Related party	—	14,631
Customer deposits	581,327	436,372
Billings in excess of revenue	68,440	30,639
Other payables	141,221	81,721
Accrued liabilities	41,507	84,660
Deferred income taxes	91,671	83,643
Income taxes payable	254,822	141,818
Other taxes payable	48,944	90,908

Total current liabilities	3,367,219	2,824,536

Shareholders’ equity
Tri-Tech Holding Inc. shareholders’ equity
Common stock (30,000,000 shares authorized and $0.001 par value, 3,555,000 issued as of June 30, 2009 and December 31, 2008. Up to 340,000 shares issued will be held in escrow. See note 10 for more discussions.)	3,555	3,555
Additional paid-in-capital	2,914,058	2,914,058
Statutory reserves	50,655	50,655
Retained earnings	3,934,507	2,482,573
Accumulated other comprehensive income	378,130	361,328

Total Tri-Tech Holding Inc. shareholders’ equity	7,280,905	5,812,169
Noncontrolling Interests	151,185	137,519

Total shareholders’ equity	7,432,090	5,949,688

Total liabilities and shareholders’ equity	$10,799,309	$8,774,224

TRI-TECH HOLDING INC.

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME

(Unaudited)

	Six Months Ended June 30		Quarters Ended June 30,
	2009	2008	2009	2008
Revenues:
System integration	$3,378,358	$2,944,440	$2,058,755	$1,889,026
Hardware products:	1,394,141	35,407	296,986	17,962
Software products revenues:	1,221,837	441,418	787,788	128,106

Total revenues	5,994,336	3,421,265	3,143,529	2,035,094
Cost of revenues: (exclusive of depreciation and amortization shown separately below)
System integration	2,354,968	1,953,168	1,471,335	1,198,696
Hardware products	1,149,323	20,461	261,443	11,472
Cost of software	42,064	3,692	31,853	3,746

Total cost of revenues (exclusive of depreciation and amortization shown separately below)	3,546,355	1,977,321	1,764,631	1,213,914
Operating expenses:
Depreciation and amortization expenses	45,400	39,017	23,817	19,853
Other operating expenses	819,617	665,719	436,262	377,038

Total operating expenses	865,017	704,736	460,079	396,891

Income from operations
Other income (expenses):
Other expense	(1,152)	(1,102)	(762)	(14,788)
Interest income	835	15,893	400	378
Interest expense	(3,659)	(947)	(3,659)	196
Tax rebates	22,767	64,549	22,767	44,638

Total other income (expenses), net	18,790	78,393	18,745	30,424

Income before provision for income taxes and noncontrolling interests income	1,601,754	817,601	937,564	454,713
Provision for income taxes	136,095	11,021	72,532	10,453

Net income	1,465,659	806,580	865,032	444,260
Noncontrolling Interests Income	13,725	4,294	13,350	3,716

Net income attributable to Tri-Tech Holding Inc	1,451,934	802,286	851,682	440,544
Other comprehensive income
Foreign currency translation adjustment	16,743	223,541	3,534	90,857

Comprehensive income	1,482,402	1,030,121	868,566	535,117
Comprehensive income attributable to noncontrolling interests	13,666	12,626	13,317	7,140
Comprehensive income attributable to Tri-Tech Holding Inc.	$1,468,736	$1,017,495	$855,249	$527,977

Net income attributable to Tri-Tech Holding Inc. per share:
Basic and diluted	0.41	0.23	$0.24	$0.12
Shares used in computation:
Basic and diluted	3,555,000	3,555,000	3,555,000	3,555,000

TRI-TECH HOLDING INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Tri-Tech Holding Inc. shareholders
	Common Stock		Additional paid-in- capital	Retained earnings		Accumulated other comprehensive income	Noncontrolling interests	Total stockholders’ equity
	Shares	Amount		Statutory reserves	Unrestricted
BALANCE, January 1, 2009	3,555,000	$3,555	$2,914,058	$50,655	$2,482,573	$361,328	$137,519	$5,949,689

Net income	—	—	—	—	1,451,934	—	13,725	1,465,659
Foreign currency translation
Adjustment	—	—	—	—	—	16,802	(59)	16,743

BALANCE, June 30, 2009	3,555,000	$3,555	$2,914,058	$50,655	$3,934,507	$378,130	$151,185	$7,432,090

	Tri-Tech Holding Inc. shareholders
	Common Stock		Additional paid-in- capital	Retained earnings		Accumulated other comprehensive income	Noncontrolling interests	Total stockholders’ equity
	Shares	Amount		Statutory reserves	Unrestricted
BALANCE, January 1, 2008	3,555,000	$3,555	$2,914,058	$50,655	$786,420	$110,147	$120,308	$3,985,143

Net income	—	—	—	—	802,286	—	4,294	806,580
Foreign currency translation
Adjustment	—	—	—	—	—	215,209	8,332	223,541

BALANCE, June 30, 2008	3,555,000	$3,555	$2,914,058	$50,655	$1,588,706	$325,356	$132,934	$5,015,264

TRI-TECH HOLDING INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net income	$1,465,659	$806,580
Adjustments to reconcile net income to cash:
Depreciation	20,332	14,220
Amortization	25,397	24,798
Allowance for doubtful accounts	469	39,351
Deferred income taxes	17,020	598
Changes in operating assets and liabilities:
Accounts receivable	(884,804)	893,607
Unbilled revenue	(666,139)	(1,171,367)
Other receivables	(336,473)	9,436
Inventories	(196,872)	202,496
Prepayments and deferred expenses	118,516	(48,118)
Accounts payable	339,921	(501,451)
Customer deposits	136,774	63,114
Other payables	87,924	30,375
Accrued liabilities	(22,885)	(7,538)
Taxes payable	61,916	(105,319)
Net cash provided by operating activities	166,755	250,782
Cash flows from investing activities:
Additions to equipment	(191,841)	6,877
Net cash provided by investing activities	(191,841)	6,877
Cash flows from financing activities:
Repayments from third parties of advances	(139,041)	(220,938)
Repayments to third parties of advances	(410,818)	459,322
Repayment from a related party of an advance	—	308
Net cash provided by (used in) financing activities	(549,859)	238,692
Effect of exchange rate changes on cash and cash equivalents	45,436	142,259
Net increase in cash	(529,509)	638,610
Cash, beginning of year	732,418	367,713
Cash, end of period	$202,909	$1,006,323
Supplemental Data:
Income taxes paid	15,163	—
Interest paid on debt	3,659	—

Tri-Tech Holding, Inc.

Notes To Consolidated Financial Statements

June 30, 2009 and 2008

1. Background

Tri-Tech Holding Inc. (“TRIT”) was incorporated in Cayman on January 7, 2009 as a limited liability company. TRIT issued 50,000 ordinary shares (or 3,555,000 ordinary shares after stock split as discussed in note 10) to shareholders of Tri-Tech International Investment, Inc. (“TTII”) for their respective interests in the TTII. The ultimate shareholders and ownership ratio among shareholders remained unchanged compared with TTII on December 31, 2007. On February 2, 2009, TRIT completed the transfer of equity, and became the holder of 100% of the equity interests of TTII. Therefore, TTII became the wholly-owned subsidiary of TRIT. TRIT is a subsequently newly established shell company without any debt. The sole asset of TRIT is 100% of the equity interest of TTII. As a result of this reverse merger, the financial statements for the years ended December 31, 2008 and 2007 of TRIT and TTII are exactly the same except for the components of the capital section. TTII was incorporated in the British Virgin Islands on November 24, 2005 as a limited liability company. TTII has subsidiaries and variable interest entities (“VIEs”) in the People’s Republic of China (the “PRC”) as discussed below. TRIT and its subsidiaries and variable interest entities together are referred to as the “Company”. Through its subsidiaries and VIEs in PRC, the Company provides self-manufactured, proprietary or third-party products, system integration and other services in the fields of environmental protection, and water resource monitoring, development, utilization and protection.

Tri-Tech (Beijing) Co., Ltd. (“TTB”) was incorporated in the PRC on February 6, 2006. It is wholly-owned by TTII. It is a wholly foreign-owned high-tech enterprise, primarily engaged in water resource protection including the utilization and development of technology and product sales, and the development of new industries and applications.

Tranhold Environmental (Beijing) Tech Co., Ltd. (“Tranhold”) was established on June 6, 2003. It was a wholly-owned subsidiary of TTII until it was converted into a VIE controlled by TTII on November 28, 2008. (refer to the section “Reorganization and Acquisition”). Tranhold specializes in environmental technology research and development, environmental engineering design and building for major industrial sectors such as the petrochemical, pharmaceutical and municipal industries. It also provides water and wastewater treatment process control systems, process tail gas purification and other air pollution control systems and related integration solutions. Tranhold also represents several international brands of pollution control equipment in China under license agreements. Tranhold participated in the compilation of “The Technical Guidelines of Municipal Sewage Treatment Plant Operation, Management and Safety” for the Ministry of Construction of the People’s Republic of China.

Beijing Yanyu Water Tech Co., Ltd. (“Yanyu”) was established on March 29, 2002. It was a wholly-owned subsidiary of TTII until it was converted into a VIE controlled by TTII on November 28, 2008. (refer to the section “Reorganization and Acquisition”). Yanyu specializes in research and development, production, system integration, and consulting services in the fields of water resource protection and allocation, flood control and forecasting, irrigation systems, and municipal water supply and distribution systems. Yanyu participated in the compilation of “Technical Standards of Automatic Hydrologic Measuring and Report Systems (SL61-2003)” and “Technical Guidelines of Automatic Hydrologic Measuring and Reporting Systems – General Devices (GB/T)” for the Ministry of Water Resources of the PRC.

Tri-Tech Holding, Inc.

Notes To Consolidated Financial Statements

June 30, 2009 and 2008

Reorganization and Acquisition

On October 24, 2007, TTII and its wholly owned subsidiary TTB entered a sales and purchase agreement with the existing shareholders of Tranhold (the “Tranhold Original Shareholders”). Pursuant to the agreement, TTII issued 50,000 shares (equivalent to 1,777,500 ordinary shares of TRIT after stock split as discussed in note 10) of its stock to the Tranhold Original Shareholders for 100% equity ownership of Tranhold. The total number of shares outstanding was 50,000 shares (equivalent to 1,777,500 ordinary shares of TRIT after stock split as discussed in note 10). As a result of this transaction, the Tranhold Original Shareholders were able to exercise control of TTII. The purchase of Tranhold and the issuance of TTII’s common stock were accounted for as a reverse acquisition and as a recapitalization under common control. The assets and liabilities transferred were accounted for at historical cost. The consolidated financial statements have been presented as if the reorganization occurred at the beginning of 2007.

On December 31, 2007, TTII and its wholly owned subsidiary TTB completed a sales and purchase agreement with certain existing shareholders of Yanyu (the “Yanyu Original Shareholders”). Pursuant to the agreement, TTII issued 50,000 shares (equivalent to 1,777,500 ordinary shares of TRIT after stock split as discussed in note 10) of its common stock to the Yanyu Original Shareholders for 92.86% equity ownership of Yanyu. Based on Statement of Financial Accounting Standards No. 141, “Business Combinations”, TTII is determined to be the acquirer. The allocation of the purchase price of Yanyu was based on the fair value of Yanyu as of December 31, 2007.

December 31, 2007
Current Assets	$1,836,705
Plant and equipment, net	44,298
Intangible assets	587,058
Liabilities assumed	(902,018)

Total purchase price	$1,566,043

The fair value of assets and liabilities of Yanyu approximated the book value as of December 31, 2007.

As a result of these transactions, Tranhold and Yanyu became the subsidiaries of TTII.

The Company’s principal geographic market is mainly in the People’s Republic of China (“PRC”). As PRC laws and regulations prohibit or restrict other than PRC companies to engage in certain government-related businesses, the Company provides its services in the PRC through Tranhold and Yanyu, Chinese legal entities, which hold the qualifications and permits necessary to conduct government-related services in the PRC. In order to avoid any restrictions that Tranhold or Yanyu might encounter during future business development, TTII and Tranhold or Yanyu should not have a parent-subsidiary relationship.

By November 28, 2008, the Company had completed two steps of reorganization. The Company first returned its shares to the original shareholders of Tranhold and Yanyu. These shareholders are major shareholders, directors, corporate level executives and key employees of the Company. Legally, Tranhold and Yanyu returned to their legal status prior to the acquisitions in 2007. Concurrently, on November 28, 2008, the Company signed and executed with Tranhold and Yanyu a series of contractual agreements with a 25-year, renewable term. These contractual agreements require the pledge of the original shareholders’ equity interests

Tri-Tech Holding, Inc.

Notes To Consolidated Financial Statements

June 30, 2009 and 2008

and stock certificates of the VIEs. At any time during the agreement period, the Company has absolute rights to acquire any portion of the equity interests of those VIEs under no-cost conditions. In addition, the Company has absolute rights to appoint directors and officers of those VIEs and to obtain the profits from those VIEs. These agreements consist of the following agreements:

Exclusive Technical and Consulting Service Agreement. Each of Yanyu and Tranhold has entered into an Exclusive Technical and Consulting Service Agreement with TTB, which agreement provides that TTB will be the exclusive provider of technical and consulting services to Yanyu and Tranhold, as appropriate, and that each of them will in turn pay 90% of its profits (other than net profits allocable to the SOE Shareholder of Yanyu) to TTB for such services. In addition to such payment, Yanyu and Tranhold agree to reimburse TTB for TTB’s expenses (other than TTB’s income taxes) incurred in connection with its provision of services under the agreement. Payments will be made on a quarterly basis, with any over- or underpayment to be reconciled once each of Tranhold’s and Yanyu’s annual net profits, as applicable, are determined at its fiscal year end. Any payment from TTB to TTII would need to comply with applicable Chinese laws affecting payments from Chinese companies to non-Chinese companies. Although based on this agreement TTB is only entitled to 90% of net profits (other than net profits allocable to the SOE Shareholder of Yanyu), TTB also entitled the remaining share of the net profits of the VIEs through dividends per the Proxy Agreement as discussed below. The Company is reliant on dividends paid by TTB for its cash needs, and TTB relies on payments from Yanyu and Tranhold to be able to pay such dividends to the Company.

Management Fee Payment Agreement. Each of the shareholders of Yanyu and Tranhold (other than Beijing YanYu Communications Telemetry United New Technology Development Department, a Chinese State Owned Entity (the “SOE Shareholder”) of Yanyu) has entered into a Management Fee Payment Agreement, which provides that in the event TTB exercises its rights to purchase the equity interests of the Yanyu or Tranhold shareholders (other than those owned by the SOE Shareholder of Yanyu) under the Equity Interest Purchase Agreements, such shareholders shall pay a Management Fee to TTB in an amount equal to the amount of the Transfer Fee received by the such shareholders under the Equity Interest Purchase Agreement.

Proxy Agreement. Each of the shareholders of Yanyu and Tranhold (other than the SOE Shareholder of Yanyu) has executed a Proxy Agreement authorizing TTB to exercise any and all shareholder rights associated with his ownership in Yanyu or Tranhold, as appropriate, including the right to attend shareholders’ meetings, the right to execute shareholders’ resolutions, the right to sell, assign, transfer or pledge any or all of the equity interest in Yanyu or Tranhold, as appropriate, and the right to vote such equity interest for any and all matters.

Equity Interest Pledge Agreement. TTB and the shareholders of each of Tranhold and Yanyu (other than the SOE Shareholder of Yanyu) have entered in Equity Interest Pledge Agreements, pursuant to which each such shareholder pledges all of his shares of Tranhold or Yanyu, as appropriate, to TTB. If Tranhold or Yanyu or any of its respective shareholders (other than the SOE Shareholder of Yanyu) breaches its respective contractual obligations, TTB, as pledge, will be entitled to certain rights, including the right to foreclose on the pledged equity interests. Such Tranhold and Yanyu shareholders have agreed not to dispose of the pledged equity interests or take any actions that would prejudice TTB’s interest. According to this agreement, TTB has absolute rights to obtain any and full dividends related to the equity interest pledged during the term of the pledge.

Exclusive Equity Interest Purchase Agreement. Each of the shareholders of Tranhold and Yanyu (other than the SOE Shareholder of Yanyu) has entered into an Exclusive Equity Interest Purchase Agreement, which

Tri-Tech Holding, Inc.

Notes To Consolidated Financial Statements

June 30, 2009 and 2008

provides that TTB will be entitled to acquire such shares from the current shareholders upon certain terms and conditions, if such a purchase is or becomes allowable under PRC laws and regulations. The Exclusive Equity Interest Purchase Agreement also prohibits the current shareholders of each of Tranhold and Yanyu (other than the SOE Shareholder of Yanyu) from transferring any portion of their equity interests to anyone other than TTB. TTB has not yet taken any corporate action to exercise this right of purchase, and there is no guarantee that it will do so or will be permitted to do so by applicable law at such time as it may wish to do so.

Please also refer to note 17 for Operating Agreements subsequently entered into with VIEs.

The Company provided advances to its VIEs in total of $530,918 for the six months ended June 30, 2009. The Company has the accumulative outstanding advances to Tranhold and Yanyu in total of $1,788,068 and $1,257,055 as of June 30, 2009 and December 31, 2008, respectively

Except for the disclosed above, there are no arrangements that could require the Company to provide financial support to the variable interest entity, including events or circumstances that could expose the Company to a loss. As stated in the disclosure of various agreements between the Company and its VIEs in note 1 under Reorganization and Acquisition, the Company has rights to acquire any portion of the equity interests of those VIEs under no-cost conditions. Also the Company may allocate its available funds to its VIEs for business purpose. There are no fixed terms of such arrangement.

Based on these agreements and according to the provisions of Financial Accounting Standards Board Interpretation No. 46R, “Consolidation of Variable Interest Entities” (or “FIN 46R”), Tranhold and Yanyu are considered two variable interest entities (“VIEs”), and the Company is the primary beneficiary. Accordingly, Tranhold and Yanyu have continued to be consolidated in the Company’s financial statements.

It is the Company’s general belief that the creditors and the other beneficial interest holder of Tranhold and Yanyu have no recourse to the general credit of the Company.

No change occurred in financial statements before and after the Company entered into agreements with these VIEs.

The following are major categories of the Assets and Liabilities of the VIEs:

	Yanyu	Tranhold
	June 30, 2009	June 30, 2009
	(Unaudited)
Current Assets	$3,522,544	$3,899,242
Plant and equipment, net	27,524	316,378
Intangible assets	564,941	267,566
Liabilities assumed	1,995,972	2,756,439
Total shareholders’ equity	$2,119,037	$1,726,748

Tri-Tech Holding, Inc.

Notes To Consolidated Financial Statements

June 30, 2009 and 2008

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). The accompanying consolidated financial statements include the accounts of TRIT and its subsidiaries and VIEs. All material inter-company transactions and balances have been eliminated in the consolidation. Please also refer to Note 1 for the discussion on accounting for the reorganization and acquisition.

The Company adopted the provisions of FIN 46R. Pursuant to FIN 46R, Tranhold and Yanyu are VIEs of the Company and the Company is the primary beneficiary of the VIEs. Accordingly, the VIEs have been consolidated in the Company’s financial statements.

Based on various VIE agreements, the Company is able to excise control over the VIEs; and obtain the financial interests such as obtaining periodic income of the VIEs through technical and consulting service arrangements and obtaining the net assets of VIEs through purchase of their equities at essentially no cost basis. The Company therefore concluded that its equities of both VIEs are not noncontrolling interest and therefore are not classified as so. The noncontrolling interest only relates to the SOE Shareholder’s 7.14% interest in Yanyu. The amount of noncontrolling interest of the original shareholders of Tranhold and Yanyu holding shares of both VIEs for the Company is zero. They excise no controls over the VIEs and no financial interests of ownership are due to them either for periodic income or the net assets.

The Company compiles its daily accounts in accordance with generally accepted accounting principles in the PRC (“PRC GAAP”) and converts its financial statements to make them comply with U.S. GAAP when reporting.

As discussed in note 10, we started the process of a 71.1-for-1 stock split of our ordinary shares and have finished on May 22, 2009. Correspondingly, total 30,000,000 ordinary shares have been authorized with a par value of $0.001, resulting in 3,555,000 out of the authorized ordinary shares have been issued. For presentation of the financials statements, the split was assumed to have occurred at the beginning of the period.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the combined financial statements and accompanying notes. Management believes that the estimates utilized in preparing its financial statements are reasonable and prudent. Actual results could differ from these estimates.

Certain of the Company’s accounting policies require higher degrees of judgment than others in their application. These include the recognition of revenue and earnings from system integration under the percentage of completion method and the allowance for doubtful accounts. Management evaluates all of its estimates and judgments on an on-going basis.

Tri-Tech Holding, Inc.

Notes To Consolidated Financial Statements

June 30, 2009 and 2008

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash equivalents are composed primarily of time deposits and investments in money market accounts and are stated at cost which approximates fair value.

Allowances for doubtful accounts

The Company makes an allowance for doubtful accounts based on the aging of accounts receivable and on any specifically identified accounts receivable that may become uncollectible.

Inventories

The Company values inventory at the lower of cost or net realizable value and determines inventory by using the average cost method. Inventory consists of raw materials, finished goods, and work-in-progress, which includes the cost of direct labor, materials and overhead costs related to projects.

Plant and equipment

The Company states plant and equipment at cost less accumulated depreciation. The Company computes depreciation using the straight-line method over the estimated useful lives of the assets with 5% residual value. The depreciation expense for the quarters ended June 30, 2009 and 2008 amounted to $11,080 and $7,282, respectively. The depreciation expense for the six months ended June 30, 2009 and 2008 amounted to $20,003 and $14,218, respectively.

Estimated useful lives of the Company’s assets are as follows:

Useful Life
Buildings and improvements	40 years
Transportation equipment	5-8 years
Machinery	10 years
Office equipment	5 years
Furniture	5 years

The Company eliminates the cost and related accumulated depreciation of assets sold or otherwise retired from the accounts and includes any gain or loss in the statement of income. The Company charges maintenance, repairs and minor renewals directly to expenses as incurred, and it capitalizes major additions and betterment to buildings and equipment.

Valuation of Long-Lived Assets

The Company reviews the carrying value of its long-lived assets, including plant and equipment, and finite life intangibles whenever events or changes in circumstances indicate that the carrying value may not be recoverable. To the extent the estimated undiscounted future cash inflows attributable to the asset, less estimated undiscounted future cash outflows, are less than the carrying amount, the Company recognizes an impairment loss in an amount equal to the difference between the carrying value of such assets and fair value. The Company

Tri-Tech Holding, Inc.

Notes To Consolidated Financial Statements

June 30, 2009 and 2008

reports assets for which there is a committed disposition plan, whether through sale or abandonment, at the lower of carrying value or fair value less costs to sell.

The Company evaluates the periods of depreciation and amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives.

Intangible Assets

The Company amortizes other acquired intangible assets with definite lives on a straight-line basis over their expected useful economic lives. The Company does not amortize intangible assets with an indefinite useful life and subjects them to an impairment test annually or more frequently if events or changes in circumstances indicate that the assets might be impaired. The Company periodically evaluates the recoverability of all intangible assets and takes into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists.

Useful Life
Proprietary technology relating to sewage, municipal solid waste treatment and tail gas purification	20 years
Proprietary technology relating to low energy consumption data transmission system	20 years

The amortization expense for the quarters ended June 30, 2009 and June 30, 2008 amounted to $12,737 and $12,571, respectively. The amortization expense for the six months ended June 30, 2009 and June 30, 2008 amounted to $25,397 and $24,799, respectively.

Balance Sheet Classifications

The Company uses a one-year time period as the basis for classifying all current assets and liabilities.

Revenue Recognition

Revenues consist primarily of product sales, software sales, and products and services solutions. The Company recognizes revenue when it is probable that the economic benefits will flow to the Company.

Specifically the Company generally provides products and services solutions under short and long-term fixed-price contracts. The contract periods range from two months to approximately three years in length. The Company recognizes income for these contracts following the percentage-of-completion method, measured by contract milestones in accordance with the AICPA’S Statement of Position (“SOP”) 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”. Cost of revenue (exclusive of depreciation and amortization expenses) is based on total actual costs incurred plus estimated costs to completion applied to percentage of completion as measured by contract milestone. Cost of revenues (exclusive of depreciation and amortization expenses) includes direct labor, materials and the applicable share of overhead expense directly related to the execution of services and delivery of projects.

Provided unapproved change orders or claims occur in the future, in accounting for contracts, the Company follows Paragraphs 62 and 65 of the AICPA’s Statement of Position 81-1—Accounting for Performance of Construction-Type and Certain Production-Type Contracts (“SOP 81-1”). We will recognize as

Tri-Tech Holding, Inc.

Notes To Consolidated Financial Statements

June 30, 2009 and 2008

revenues costs associated with unapproved change orders (Paragraph 62 of SOP 81-1) or claims (Paragraph 65 of SOP 81-1) to the extent it is probable that such claims and change orders will result in additional contract revenue, and the amount of such additional revenue can be reliably estimated. Contract losses are provided for in their entirety in the period that they become known, without regard to the percentage-of-completion. However, we have not experienced significant unapproved change orders in the past.

The Company recognizes sales of its products upon delivery of goods and passage of title in accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements”, as amended by SAB No. 104, “Revenue Recognition”.

The Company recognizes revenue from the sales of software, support contracts and services in accordance with SOP No. 97-2, “Software Revenue Recognition” and SOP 81-1. For software sales with no significant post-shipment obligations and no uncertainty about customer acceptance, the Company recognizes revenue on delivery of software to the customer. The Company recognizes revenues for software sales with significant post-shipment obligations, including the production, modification, or customization of software, by the percentage-of-completion method, with progress to completion measured on the basis of milestone completion, labor costs incurred currently versus the total estimated labor cost of performing the contract over its term, or other factors appropriate to the individual contract of sale.

The Company presents all sales revenue net of a value-added tax (“VAT”) or a sales tax. The Company’s products that are sold in the PRC are generally subject to a Chinese VAT at a rate of 17% or sales tax of 5% of the gross sales price, except for certain proprietary software sales which will only be subject to an effective tax rate of 3%. The VAT may be offset by VAT paid by the Company on purchased raw materials and other materials included in the cost of projects or producing the finished product.

The Company records revenue in excess of billings as “unbilled receivables”. The Company records billings in excess of revenues as “billings in excess of revenue”. The Company expects all billed and unbilled amounts to be collected within one year.

Cost of revenues (exclusive of depreciation and amortization)

Cost of revenues(exclusive of depreciation and amortization) include: material and equipment costs, transportation costs, labor costs, processing costs, packaging costs, quality inspection cost, quality control costs, sales tax. The Cost of Revenue (exclusive of depreciation and amortization) includes inbound freight charges, purchasing and receiving costs and inspection costs where those types of costs occur.

Operating expenses

Operating expenses include: salaries, bonus, and social insurance of management, administrative and sales personal, traveling cost, entertainment expenses, depreciation of equipment, amortization of intangible asset, office rental expenses, professional service fee, office supply, R&D expenses, bad debt provision, etc.

Research and Development

Research and development expenses include salaries, consultant fees, supplies and materials, as well as costs related to other overhead such as depreciation, facilities, utilities and other departmental expenses. The

Tri-Tech Holding, Inc.

Notes To Consolidated Financial Statements

June 30, 2009 and 2008

Company expenses costs for the development of new software products and substantial enhancements to existing software products as incurred until technological feasibility has been established, at which time any additional costs are capitalized. The management of the Company is responsible for assessing the establishment of technological feasibility in accordance with FAS 86. Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.

Research and development costs recorded in selling and general and administrative expenses were $54,082 and $72,644 during the quarters ended June 30, 2009 and 2008, and $107,794 and $83,611 during the six months ended June 30, 2009 and 2008.No research and development expenses were capitalized in 2009 and 2008.respectively.

Foreign Currency Translation

The Company uses the United States dollar as its reporting and functional currency. The Company translates monetary assets and liabilities denominated in currencies other than United States dollars into United States dollars at the rates of exchange ruling at the balance sheet date. The Company converts transactions in currencies other than United States dollars during the year into United States dollars at the rates of exchange ruling at the transaction dates.

The Company maintains its financial records of its PRC subsidiaries in Renminbi (“RMB”), their functional currency and the currency of the PRC. The Company translates their balance sheets assets and liabilities into United States dollars based on the rates of exchange existing on the balance sheet date and translates its PRC subsidiaries’ statements of operations using a weighted average rate for the period. The Company reflects translation adjustments as accumulated other comprehensive income (loss) in stockholders’ equity

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Translation adjustments amounted to $378,130 and $361,328 as of June 30, 2009 and December 31, 2008, respectively. The Company translated balance sheet amounts with the exception of equity at June 30, 2009 at RMB6.8319 to US$1.00 as compared to RMB6.8346 to US$1.00 at December 31, 2008. The Company stated equity accounts at their historical rate. The average translation rates applied to income statement accounts for the quarters ended June 30, 2009 and the quarters ended June 30, 2008 were RMB 6.8299 and RMB6.9575, respectively.

Income Taxes

The Company provides for deferred income taxes using the asset and liability method. Under this method, the Company recognizes deferred income taxes for tax credits and net operating losses available for carry-forwards and significant temporary differences. The Company classifies deferred tax assets and liabilities as current or non-current based upon the classification of the related asset or liability in the financial statements or the expected timing of their reversal if they do not relate to a specific asset or liability. The Company provides a valuation allowance to reduce the amount of deferred tax assets if it is considered more likely than not that some portion of, or all of the deferred tax assets will not be realized.

Tri-Tech Holding, Inc.

Notes To Consolidated Financial Statements

June 30, 2009 and 2008

The Company adopted FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), as of January 1, 2007. The Company recognizes a tax position as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is over 50% likely to be realized on examination. For tax positions not meeting the “more likely than not” test, the Company does not record a tax benefit. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. The adoption had no affect on the Company’s financial statements. The Company did not have any significant unrecognized uncertain tax positions.

The Company’s operations are subject to income and transaction taxes mainly in the PRC. Significant estimates and judgments are required in determining the Company’s provision for income taxes. Some of these estimates are based on interpretations of existing tax laws or regulations. The ultimate amount of tax liability may be uncertain as a result. The Company does not anticipate any events which could change these uncertainties.

Stock-based Compensation

The Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”). Based on management’s review, there has been no stock-based compensation to employees, consultants, or suppliers.

Earnings per Share

Basic EPS excludes dilution and is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (convertible preferred stock, forward contract, warrants to purchase common stock, contingently issuable shares, common stock options and warrants and their equivalents using the treasury stock method) were exercised or converted into common stock. The Company excludes potential common shares in the diluted EPS computation in periods of losses from continuing operations, as their effect would be anti-dilutive.

There were no instruments outstanding during the year ended June 30, 2009 and the year ended June 30, 2008 that would have a dilutive impact on the earnings per share calculation. Accordingly, the Company has not presented separate fully diluted earnings per share measure.

Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in equity except those resulting from investments by owners and distributions to owners. The Company has chosen to report comprehensive income (loss) in the statements of operations and comprehensive income.

Financial Instruments

The Company carries the carrying value of financial instruments, which consists of cash and cash equivalents, short-term investments, accounts receivable, trade notes receivable, accounts payable, trade notes

Tri-Tech Holding, Inc.

Notes To Consolidated Financial Statements

June 30, 2009 and 2008

payable, and other payables at cost, which approximates fair value due to the short-term nature of these instruments. The Company does not use derivative instruments to manage risks.

Segments

The Company identifies segments by reference to its internal organization structure and the factors that management uses to make operating decisions and assess performance.

Reclassifications

The Company has reclassified certain prior period amounts to conform to the current period presentation. These reclassifications did not affect net income or cash flows.

Recently Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (the Codification). The Codification, which was launched on July 1, 2009, became the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF) and related literature. The Codification eliminates the GAAP hierarchy contained in SFAS No. 162 and establishes one level of authoritative GAAP. All other literature is considered non-authoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The company will adopt this Statement for its quarter ending September 30, 2009. There will be no change to the company’s Consolidated Financial Statements due to the implementation of this Statement.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” and SFAS No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140.” SFAS No. 167 amends FASB Interpretation 46(R) to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and requires ongoing qualitative reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. SFAS No. 166 amends SFAS No. 140 by removing the exemption from consolidation for Qualifying Special Purpose Entities (QSPEs). This Statement also limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized when the transferor has not transferred the entire original financial asset to an entity that is not consolidated with the transferor in the financial statements being presented and/or when the transferor has continuing involvement with the transferred financial asset. The company will adopt these Statements for interim and annual reporting periods beginning on January 1, 2010. The company does not expect the adoption of these standards to have any material impact on the Consolidated Financial Statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.” This Statement sets forth: 1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; 2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and 3) the disclosures that an entity should make about events or transactions

Tri-Tech Holding, Inc.

Notes To Consolidated Financial Statements

June 30, 2009 and 2008

that occurred after the balance sheet date. This Statement is effective for interim and annual periods ending after June 15, 2009. The company adopted this Statement in the quarter ended June 30, 2009. This Statement did not impact the consolidated financial results.

In April 2009, the FASB issued FASB Staff Position (FSP) FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies , which amends the accounting in SFAS 141(R) for assets and liabilities arising from contingencies in a business combination. The FSP is effective January 1, 2009, and requires pre-acquisition contingencies to be recognized at fair value, if fair value can be reasonably determined during the measurement period. If fair value cannot be reasonably determined, the FSP requires measurement based on the recognition and measurement criteria of SFAS 5, Accounting for Contingencies. Adoption of FSP FAS 141(R)-1 did not have an impact on the Company’s financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”. This FASB staff position amends FASB Statement No. 107 to require disclosures about fair values of financial instruments for interim reporting periods as well as in annual financial statements. The staff position also amends APB Opinion No. 28 to require those disclosures in summarized financial information at interim reporting periods. This FASB staff position becomes effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted these standards. The adoption of these standards did not materially impact its financial statements.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”. This FSP amends the other-than-temporary impairment guidance in GAAP for debt securities. If an entity determines that it has an other-than-temporary impairment on a security, it must recognize the credit loss on the security in the income statement. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. The staff position expands disclosures about other-than-temporary impairment and requires that the annual disclosures in FASB Statement No. 115 and FSP FAS 115-1 and FAS 124-1 be made for interim reporting periods. This FSP becomes effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted this standard. The adoption of this standard did not materially impact its financial statements.

In March, 2008, SFAS No. 161, “Disclosures and Derivatives Instruments and Hedging Activities, an amendment of FASB Statements No. 133.” SFAS No. 161 requires additional disclosures about the Company’s objectives in using the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133, “Accounting for Derivatives Instruments and Hedging Activities,” and its related interpretations. The Company adopted SFAS No. 161. The adoption of this standard did not materially impact its financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This statement defines fair value, establishes a framework for measuring fair value according to generally accepted accounting principles and expands disclosures of fair value measurement. In application, this statement does not require any new fair value measurements. It is effective for fiscal years beginning after November 15, 2007, and all interim periods within those fiscal years. Earlier application is permitted if the entity has not yet issued interim

Tri-Tech Holding, Inc.

Notes To Consolidated Financial Statements

June 30, 2009 and 2008

or annual financial statements for that fiscal year. However, on February 12, 2008, the FASB issued FSP FAS 157-2, which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years for items within the scope of this FSP. The Company adopted these standards. The adoption of these standards did not materially impact its financial statements. We did not have any financial assets and/or liabilities measured at fair value as of June 30, 2009.

In March 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (Revised 2007) (“SFAS 141R”), “Business Combinations”. SFAS 141R requires an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. Accordingly, the Company adopted this Statement on January 1, 2009. There was no impact upon adoption, and its effects on future periods will depend on the nature and significance of business combinations subject to this statement.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 (“SFAS 160”), “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51.” SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Pursuant to the transition provisions of SFAS No. 160, the Company adopted the Statement on January 1, 2009 via retrospective application of the presentation and disclosure requirements. Noncontrolling interests were reclassified from the Liabilities section to the Stockholders’ Equity section in the Consolidated Statement of Financial Position as of January 1, 2009.

In April 2008, the FASB issued Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other applicable accounting literature. The Company adopted this Statement on January 1, 2009. There was no impact upon adoption, and its effects on future periods will depend on the nature and significance of business combinations subject to this statement.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” which became effective in 2009 via retrospective application. Under the FSP, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and, therefore, are included in computing earnings per share (EPS) pursuant to the two-class method. The two-class method determines earnings per share for each class of common stock and participating securities according to dividends or dividend equivalents and their respective participation rights in undistributed earnings. Restricted Stock Units (RSUs) granted to employees prior to December 31, 2007 are considered participating securities as they receive non-forfeitable

Tri-Tech Holding, Inc.

Notes To Consolidated Financial Statements

June 30, 2009 and 2008

dividend equivalents at the same rate as common stock. RSUs granted after December 31, 2007 do not receive dividend equivalents and are not considered participating securities. The company retrospectively adopted the FSP on January 1, 2009. The adoption of this standard did not materially impact its financial statements.

In November 2008, the FASB ratified EITF Issue 08-7, “Accounting for Defensive Intangible Assets.” A defensive intangible asset is an asset acquired in a business combination or in an asset acquisition that an entity does not intend to actively use. According to the guidance, defensive intangible assets are considered to be a separate unit of account and valued based on their highest and best use from the perspective of an external market participant. The company adopted EITF 08-7 on January 1, 2009. There was no material impact upon adoption, and its effects on future periods will depend on the nature and significance of the business combinations subject to this statement.

In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.” This FSP amends SFAS No. 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits” to require more detailed disclosures about the fair value measurements of employers’ plan assets including: (a) investment policies and strategies; (b) major categories of plan assets; (c) information about valuation techniques and inputs to those techniques, including the fair value hierarchy classifications (as defined by SFAS No. 157) of the major categories of plan assets; (d) the effects of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets; and (e) significant concentrations of risk within plan assets. The disclosures required by the FSP will be included in the company’s year ending 2009 Consolidated Financial Statements. This Statement does not impact the consolidated financial results as it is disclosure-only in nature.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

3. Accounts Receivable

Based on the Company’s valuation review, management believes the net balance on each balance sheet date herein was collectable.

The following analysis details the changes in the Company’s allowances for doubtful accounts during the six months ended June 30, 2009 and June 30, 2008:

	June 30, 2009	June 30, 2008
	(Unaudited)
Balance at beginning of the year	$62,286	$39,351
Increase in allowances during the period	494	34,133
Write-offs during the period	—	—

Balance at the end of the quarter	$62,780	$73,484

Tri-Tech Holding, Inc.

Notes To Consolidated Financial Statements

June 30, 2009 and 2008

4. Inventories

Inventories consisted of the following:

	June 30, 2009	December 31, 2008
	(Unaudited)	(Restated)
Raw materials	$113,220	$112,638
Finished goods	558,367	226,172
Project work-in-progress	992,350	1,127,658

Totals	$1,663,938	$1,466,468

The Company reviews its inventory periodically for possible obsolete goods and to determine if any reserves are necessary for potential obsolescence. As of June 30, 2009 and December 31, 2008, the Company determined that no more reserves were necessary.

5. Plant and Equipment

Plant and equipment consist of the following:

	June 30, 2009	December 31, 2008
	(Unaudited)	(Restated)
Transportation equipment	$310,359	$123,498
Office equipment	142,767	137,666
Furniture	10,144	10,140

Total plant and equipment	463,270	271,304
Less accumulated depreciation	(117,643)	(97,176)
Plant and equipment, net	$345,627	$174,128

6. Notes Receivable

Notes receivable represents advances the Company made to third parties without specific terms and sometimes without interest. The interest rates charged range from 8% to 10%. The Company’s management believes that all the notes will be repaid within one year.

7. Prepayments

Prepayments are monies deposited with or advanced to subcontractors to perform services on system contracting projects. Some subcontractors require a certain amount of money to be deposited as a guaranty payment in order for them to start performing the services. Prepayments also include monies deposited or advanced to vendors on future inventory purchases to ensure timely delivery.

Tri-Tech Holding, Inc.

Notes To Consolidated Financial Statements

June 30, 2009 and 2008

8. Commercial Paper and Other Short-term Notes Payable

Commercial paper and other short-term notes payable represent temporary advances obtained from third parties. These advances normally do not carry interest and specific terms.

9. Income Taxes

Under the Income Tax Laws of the PRC, before 2008, companies in the PRC were generally subject to an income tax at an effective rate of 33% (30% state income taxes plus 3% local income taxes) on income reported in the statutory financial statements after appropriate tax adjustments, unless (a) the enterprise was located in a specially designated region which allowed enterprises a three-year income tax exemption and a 50% income tax reduction for the following three years or (b) the enterprise was a manufacturing related joint venture with a foreign enterprise or a wholly-owned subsidiary of a foreign enterprise, which was allowed a two-year income tax exemption and a 50% income tax reduction for the following three years.

Under the Income Tax Laws of the Beijing State Administration Taxation of PRC, any enterprise with manufacturing operations in the city of Beijing that is a wholly owned subsidiary of a foreign enterprise is subject to an income tax rate of 24%.

According to an approval document (Taxation Notice No. 201 (2008)) from the Beijing State Tax Bureau of Xicheng District, TTB was granted an income tax exemption in 2007 and 2008 and reduced income tax rates of 10%, 11%, and 12% from 2009 to 2011, on the basis of being a high-tech company.

According to an approval document from the Beijing State Tax Bureau of Haidian District, Tranhold was granted an income tax exemption in 2004 and 2005 and a half reduced income tax rate from the normal rate of 15% from 2006 to 2008, on the basis of being a high-tech company. Before being re-identified as High-technology Enterprise in accordance with new legislation, the income tax rates of Tranhold will be 25% in 2009 and beyond.

According to an approval document from the Beijing State Tax Bureau of Haidian District, Yanyu was granted, on the basis of being a high-tech and software company, an income tax exemption in 2003 and 2004 and a half reduced income tax rate from the normal rate of 15% from 2005 to 2007, on the basis of being a high-tech company. Before being re-identified as High-technology Enterprise in accordance with new legislation, the income tax rates of Yanyu will be 25% in 2009 and beyond.

Beginning January 1, 2008, the new Enterprise Income Tax (“EIT”) law replaced the existing laws for Domestic Enterprises (“DES”) and Foreign Invested Enterprises (“FIEs”).

The key changes are:

a.	The new standard EIT rate of 25% will replace the 33% rate currently applicable to both DES and FIEs, except for high-tech companies which have a reduced rate of 15%;

b.	Companies established before March 16, 2007 will continue to enjoy tax holiday treatment approved by the local government for a grace period of the next 5 years or until the tax holiday term is completed, whichever is sooner.

Tri-Tech Holding, Inc.

Notes To Consolidated Financial Statements

June 30, 2009 and 2008

However, on May 27, 2009, TTB received Taxation Notice No. 9 (2009) from the Beijing State Tax Bureau of Xicheng District, which superseded Taxation Notice No. 201 (2008) mentioned above.

According to Taxation Notice No. 9 (2009), TTB is required to pay income at the rate of 25% for the fiscal year ended December 2008. As a result, the Company is required to pay additional $139,562 for the fiscal year ended December 31, 2008.

Pursuant to the Taxation Notice and supplementary regulations, only the high-tech companies re-certified under the new criteria of high-tech enterprise are granted the preferred tax rates. The Company has already filed application for re-certification of a high-tech enterprise under the new criteria. The application is currently pending for approval.

According to State Tax Notice No. 203 (2009) issued by State Administration of Taxation on April 22, 2009, either Tranhold or Yanyu is not qualified for preferred tax benefits for high-tech enterprise until they are re-certified as high-tech enterprises under the newly revised criteria for high-tech enterprises. Both Tranhold and Yanyu are currently subject to 25% income tax rate. As a result, the Company accruals $32,925 deferred income tax liability for the fiscal year ended December 31, 2008.

Restated Financial Statements

As a result of the foregoing, the Company has restated its consolidated balance sheets as of December 31, 2008, and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity for the year ended December 31, 2008.

A summary of the significant effects of the restatement on the Company’s consolidated balance sheet as of December 31, 2008 is as follows:

	As of December 31, 2008
Item	As Previously Reported	Adjustments	As Restated
Deferred income taxes	$50,186	$33,457	$83,643

Income taxes payable	—	141,818	141,818
Total current liabilities	2,649,261	175,275	2,824,536

Retained earnings	2,654,475	(171,902)	2,482,573

Accumulated other comprehensive income	372,642	(11,314)	361,328
Total Tri-Tech Holding Inc. shareholders’ equity	5,995,385	(183,216)	5,812,169

Non-controlling Interests	129,578	7,941	137,519
Total shareholders’ equity	$6,124,963	$(175,275)	$5,949,688

A summary of the significant effects of the restatement on the Company’s consolidated statement of income and comprehensive income for the year ended December 31, 2008 is as follows:

Tri-Tech Holding, Inc.

Notes To Consolidated Financial Statements

June 30, 2009 and 2008

	As of December 31, 2008
Item	As Previously Reported	Adjustments	As Restated
Provision for income taxes expenses	$29,760	$172,487	$202,247
Net income	1,877,324	(172,487)	1,704,837
Noncontrolling Interests Income	9,270	(585)	8,685
Net income attributable to Tri-Tech Holding Inc	1,868,055	(171,902)	1,696,153
Foreign currency translation adjustment	262,495	(2,787)	259,708
Comprehensive income	2,139,819	(175,274)	1,964,546
Comprehensive income attributable to noncontrolling interests	9,270	7,951	17,221
Comprehensive income attributable to Tri-Tech Holding Inc.	$2,130,549	$(183,226)	$1,947,324
Net income attributable to Tri-Tech Holding Inc. per share:
Basic and diluted	$0.53	—	$0.53
Shares used in computation:
Basic and diluted	3,555,000	—	3,215,000

The provision for income tax expense (benefit) from continuing operations consists of the following:

	Quarters Ended June 30,
	2009	2008
	(Unaudited)
Current:
PRC	$2,332	$—
Deferred:
PRC	70,200	10,453
Total income tax expense (benefit)	$72,532	$10,453

Tri-Tech Holding, Inc.

Notes To Consolidated Financial Statements

June 30, 2009 and 2008

Significant components of the Company’s net deferred tax assets/ (liabilities) are as follows:

	June 30, 2009	December 31, 2008 (Restated)
	(Unaudited)
Deferred tax assets:
Allowances and reserves	$—	$—
Net operating loss carry forwards	147,220	107,266
Total gross deferred tax assets	147,220	107,266
Less valuation allowance	—	—
Total net deferred tax assets	147,220	107,266

Deferred tax liabilities:
Revenue recognition based on percentage of completion	238,891	190,909
Total net deferred tax assets (liabilities)	$(91,671)	$(83,643)

Tranhold accumulated net operating losses of RMB2,579,131 (approximately $377,513 ) for income tax purposes as of June 30, 2009. These net operating losses can be carried forward for 5 years to reduce PRC taxable income in future years. These carry forwards will expire, if not utilized, beginning in 2009 and continue through 2014. Yanyu had accumulated net operating losses of RMB1,444,395 (approximately $211,419) for income tax purposes as of June 30, 2009. These net operating losses can be carried forward for 5 years to reduce future years’ PRC taxable income. These carry forwards will expire, if not utilized, beginning in 2009 and continue through 2014.

The Beijing Tax Bureau generally conducts annual audits of income tax by commissioning an accounting firm or tax auditing firm, although the tax bureau will do it by itself when they feel there is need to do so. No tax bureau audits have been performed on the subsidiary or VIEs in the PRC so far. Tax audits by auditing firms for TTB, Tranhold and Yanyu have been performed through, 2008. All subsidiaries and VIEs of the Company file their tax returns in accordance with the audit reports issued by the auditing firm.

10.	Equity

IPO Arrangement

On April 3, 2009, the Company filed its registration to offer a minimum of 1,166,667 and a maximum of 1,700,000 of our ordinary shares. We started the process of a 71.1-for-1 stock split of our ordinary shares and have finished on May 22,2009. Correspondingly, total 30,000,000 ordinary shares have been authorized, with a par value of $0.001. 3,555,000 out of the authorized ordinary shares have been issued.

TRIT has been valued on a forward-looking basis for purposes of this offering. Based on the valuation of TRIT at approximately $21,330,000 using this methodology, the earnings per share would be approximately $0.7205, assuming a maximum offering resulting in the total number of shares of 3,555,000, and assuming that all of the shares were outstanding at the beginning of the year. In order to mitigate some of the risk of forward-looking, each of the founders of TRIT has agreed to place, on a pro rated basis, that number of ordinary

Tri-Tech Holding, Inc.

Notes To Consolidated Financial Statements

June 30, 2009 and 2008

shares into escrow that is equal to 20% of the maximum number of shares to be sold in this offering (“Founders’ Shares”) if the IPO is successful. The agreed rate of 20% with placement agent is reduced from the rate of 25% as disclosed in the registration statement. If TRIT has higher EPS than $0.7205 in 2009 (calculated before the effects of the expenses related to Warrants, Options and escrow shares, and with the assumption as indicated above), the Founders’ Shares will be released to the Founders from escrow. Because the Founders’ Shares have been escrowed as a condition of completing the initial public offering and will be released to the Founders without regard to the shareholders’ continued employment if TRIT meets the foregoing criteria, we have determined that no compensatory arrangement exists. Accordingly, we will account for the escrow shares as an element of the overall transaction and will not recognize any compensation expense upon the return of escrow shares to the Founders. If our company does not meet the criteria for releasing the Founders’ Shares, then we will redeem the Founders’ Shares without payment, resulting in the reduction of TRIT shares outstanding.

We have agreed to issue warrants to our placement agent, Anderson & Strudwick, Incorporated (the “Placement Agent”), to purchase up to 10% of the aggregate number of ordinary shares sold by the Registrant (the “Placement Agent’s Warrants”) if the IPO is successful. The price paid by the Placement Agent for the Placement Agent’s Warrants is $0.001 per warrant. The exercise price of the Placement Agent’s Warrants is equal to 120% of the price of the ordinary shares offered hereby. The warrants are exercisable for a period of five years after the issuance.

Our Board of Directors and shareholders have approved a stock option plan to our employees and directors to be implemented following the completion of this offering. This plan authorizes the issuance of up to 10% of the number of ordinary shares outstanding after this offering. The options will have exercise prices equal to the fair market value of our ordinary shares on the date of grant. In addition, the options will vest over five years (20% per year) and have terms of ten years.

The company’s Registration Statement was declared effective on August 10, 2009.

11.	Commitments and Contingencies

Operating Leases

As of June 30, 2009, the Company had commitments under certain operating leases, requiring annual minimum rentals as follows:

2009	$32,206
2010	81,886
2011	71,347
2012	—
2013	—

Total	$185,439

The leased properties are principally located in the PRC and are used for administration and research and development purposes. The terms of these operating leases varied from one to three years. Pursuant to contracts, when the contracts are expired, we have the rights to extended them with new negotiated prices. The leases are renewable subject to negotiation. Rental expenses were $40,529 and $47,715 for the quarters ended June 30,

Tri-Tech Holding, Inc.

Notes To Consolidated Financial Statements

June 30, 2009 and 2008

2009 and June 30, 2008, $84,862 and $72,942 for the six months ended June 30, 2009 and June 30, 2008, respectively.

Product Warranties

The Company’s warranty policy generally is to replace parts if they become defective within one year after deployment at no additional charge. Historically, failure of product parts due to materials or workmanship has not been significant. The Company has not incurred any material unexpected costs associated with servicing its warranties. The Company continuously evaluates and estimates its potential warranty obligations, and records the related warranty obligation when the estimated amount becomes material at the time revenue is recorded.

12.	Certain Significant Risks and Uncertainties

Cash includes cash on hand and demand deposits in accounts maintained with state owned banks within the PRC. Total cash in these banks at June 30, 2009 and December 31, 2008, amounted to $202,909 and $732,418, respectively, of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

The Company’s operations are carried out in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC and by the general state of the PRC’s economy. The Company’s operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company’s results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

The Company has five major customers which represented approximately 38.2% and 48.4% of the Company’s sales for the six months ended June 30, 2009 and June 30, 2008, respectively. Sales to one customers amounted to $907,916 or accounted for 15.1% of the Company’s sales for the six months ended of June 30,2009, respectively. Sales to two customers amounted to $835,532 and $373,429 or accounted for 22.8% and 10.2% of the Company’s sales for the six months ended of June 30, 2008, respectively.

13.	Related Party Transactions

To finance the growth of the business, Tranhold borrowed RMB 750,000 (equivalent to $102,675) from a shareholder at that time of Tranhold on April 28, 2006, without interest and without specific terms. Tranhold repaid RMB 650,000 (equivalent to $88,044) to the shareholder in 2008. Outstanding payable balances for this loan were at $14,631 for the years ended December 31, 2008. Tranhold repaid RMB 100,000 (equivalent to $14,631) to the shareholder in March, 2009.

Tri-Tech Holding, Inc.

Notes To Consolidated Financial Statements

June 30, 2009 and 2008

14.	Retirement Plan

The Company and its subsidiaries are required to participate in a central pension scheme operated by the local municipal government. The Company is required to contribute approximately 20% of its payroll costs, subject to certain caps with reference to average municipal salary, to the central pension scheme in 2008 and 2007. The Company charges contributions to its income statement as they become payable in accordance with the rules of the scheme. The aggregate contributions of the Company to retirement benefit schemes amounted to $15,659 and $12,689 for the quarters ended June 30, 2009 and June 30, 2008, $25,664 and $23,035 for the six months ended June 30, 2009 and June 30, 2008, respectively.

15.	Statutory Reserves

The laws and regulations of the People’s Republic of China provide that before a Chinese enterprise distributes profits to its shareholders, it must first satisfy all tax liabilities, provide for losses in previous years, and make appropriation, in proportions determined at the discretion of the board of directors, to the statutory reserves. The statutory reserves include the surplus reserve fund and the collective welfare fund. These statutory reserves represent restricted retained earnings.

TTII’s subsidiary and VIEs are required to transfer 10% of its net income, as determined in accordance with the PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company’s registered capital.

The transfer to this reserve must be made before distribution of any dividend to shareholders. The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

As stipulated by the relevant laws and regulations applicable to PRC foreign investment enterprises, the foreign invested PRC subsidiaries are required to make appropriations from net income as determined under PRC GAAP to non-distributable reserves which include a general reserve, an enterprise expansion reserve and an employee welfare and bonus reserve.

Wholly-foreign-owned PRC subsidiaries are not required to make appropriations to the enterprise expansion reserve but appropriations to the general reserve are required to be made at not less than 10% of the profit after tax as determined under PRC GAAP.

The employee welfare and bonus reserve is determined by the Company’s Board of Directors. The general reserve is used to offset future extraordinary losses. The subsidiaries may, upon a resolution passed by the stockholders, convert the general reserve into capital. The employee welfare and bonus reserve is used for the collective welfare of the employees of the subsidiaries. The enterprise expansion reserve is used for the expansion of the subsidiaries’ operations and can be converted to capital subject to approval by the relevant authorities. These reserves represent appropriations of retained earnings determined according to PRC law.

Tri-Tech Holding, Inc.

Notes To Consolidated Financial Statements

June 30, 2009 and 2008

For the six months ended June 30, 2009 and the six months ended June 30, 2008, respectively, the Company made no appropriations to statutory reserves.

16. Segment and Geographic Information

The Company has two reportable operating segments. The segments are grouped with references to the types of services provided and the types of clients that use those services. The Company assesses each segment’s performance based on net revenues and gross profit on contribution margin. The two reportable operating segments are Segment 1: water and wastewater treatment process control systems, process tail gas purification (“Wastewater and Tail Gas Treatment”) and Segment 2: water resources protection and allocation, flood control and forecasting, irrigation systems, and municipal water supply and distribution systems (“Water Resource Management”). We have not aggregated any segments.

	Six Months Ended June 30, 2009
	Segment 1 Wastewater and Tail Gas Treatment	Segment 2 Water Resource Management	Total
	(Unaudited)
Revenues	$3,009,105	$2,985,231	$5,994,336
Cost of revenues (exclusive of depreciation and amortization expenses shown separately below):	1,536,887	2,009,468	3,546,355
Operating expenses:
Depreciation and amortization expenses	19,462	25,939	45,400
Other operating expenses	560,586	259,030	819,617
Total operating expenses	580,048	284,969	865,017
Other expenses, net	(71)	(18,719)	(18,790)
Income before income taxes and noncontrolling interest	$892,241	$709,513	$1,601,754

Tri-Tech Holding, Inc.

Notes To Consolidated Financial Statements

June 30, 2009 and 2008

	Six Months Ended June 30, 2008
	Segment 1 Wastewater and Tail Gas Treatment	Segment 2 Water Resource Management	Total
	(Unaudited)
Revenues	$1,957,674	$1,463,591	$3,421,265
Cost of Revenues (exclusive of depreciation and amortization expenses shown separately below):	1,219,099	758,222	1,977,321
Operating expenses:
Depreciation and amortization expenses	12,330	26,687	39,017
Other operating expenses	341,850	323,869	665,719
Total operating expenses	354,180	350,556	704,736
Other expenses, net	1,203	(79,595)	(78,393)
Income before income taxes and noncontrolling interest	$383,192	$434,408	$817,601

	Quarters Ended June 30, 2009
	Segment 1 Wastewater and Tail Gas Treatment	Segment 2 Water Resource Management	Total
	(Unaudited)
Revenues	$1,464,123	$1,679,406	$3,143,529
Cost of revenues (exclusive of depreciation and amortization expenses shown separately below):	681,860	1,082,771	1,764,631
Operating expenses:
Depreciation and amortization expenses	11,137	12,681	23,818
Other operating expenses	318,596	117,665	436,262
Total operating expenses	329,733	130,346	460,079
Other expenses, net	90	(18,835)	(18,745)
Income before income taxes and noncontrolling interest	$452,440	485,124	$937,564

Tri-Tech Holding, Inc.

Notes To Consolidated Financial Statements

June 30, 2009 and 2008

	Quarters Ended June 30, 2008
	Segment 1 Wastewater and Tail Gas Treatment	Segment 2 Water Resource Management	Total
	(Unaudited)
Revenues	$1,250,097	$784,997	$2,035,094
Cost of Revenues (exclusive of depreciation and amortization expenses shown separately below):	707,052	506,862	1,213,914
Operating expenses:
Depreciation and amortization expenses	6,258	13,595	19,853
Other operating expenses	163,645	213,393	377,038
Total operating expenses	169,903	226,988	396,891
Other expenses, net	14,348	(44,772)	(30,424)
Income before income taxes and noncontrolling interest	$358,794	$95,919	$454,713

Assets by segment

The Company evaluates its assets by segment to generate information needed for internal control, resource allocation and performance assessment. This information also helps management to establish a basis for asset realization, determine insurance coverage, assess risk exposure, and meet requirements for external financial reporting.

Segment assets of the Company are as follows:

	As of June 30, 2009
	Segment 1 Wastewater and Tail Gas Treatment	Segment 2 Water Resource Management	Total
	(Unaudited)
Segment Assets	$5,069,778	$5,729,531	$10,799,309

	As of December 31, 2008
	Segment 1 Wastewater and Tail Gas Treatment	Segment 2 Water Resource Management	Total
	(Unaudited) (Restated)
Segment Assets	$3,906,089	$4,868,136	$8,774,224

All of sales of the Company were made in the PRC.

Tri-Tech Holding, Inc.

Notes To Consolidated Financial Statements

June 30, 2009 and 2008

17. Subsequent Event

Operating Agreements

TTB, Tranhold, Yanyu and each of their respective shareholders (other than the SOE Shareholder of Yanyu) have entered into an Operating Agreement on July 3, 2009, which requires TTB to guarantee the obligations of each of Tranhold and Yanyu in their business arrangements with third parties. Each of Tranhold and Yanyu, in return, agrees to pledge its accounts receivable and all of its assets to TTB. Moreover, each of Tranhold and Yanyu agrees that without the prior consent of TTB, such company will not engage in any transactions that could materially affect its assets, liabilities, rights or operations, including, without limitation, incurrence or assumption of any indebtedness, sale or purchase of any assets or rights, incurrence of any encumbrance on any of its assets or intellectual property rights in favor of a third party or transfer of any agreements relating to its business operation to any third party. Pursuant to these operating agreements, TTB provides guidance and instructions on each of Tranhold’s and Yanyu’s daily operations and financial affairs. The contracting shareholders of each of Tranhold and Yanyu must designate the candidates recommended by TTB as their representatives on their respective boards of directors. TTB has the right to appoint and remove senior executives of each of Tranhold and Yanyu.