Form 10-Q
period 2009-09-30
Tri-Tech Holding, Inc.
filed 2009-11-12
CIK 1460801

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the three and nine month periods ended September 30, 2009

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to             .

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

	Yes ☒	No ☐
and (2) has been subject to such filing requirements for the past 90 days.	Yes ☐	No ☒

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The Company is authorized to issue 30,000,000 ordinary shares, $0.001 par value per share. As of the date of this report, the Company has 5,255,000 issued and outstanding shares of common stock.

TRI-TECH HOLDING INC.

FORM 10-Q

i

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

ii

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

See the financial statements following the signature page of this report, which are incorporated herein by reference.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Through contractual arrangements with each of Beijing Yanyu Water Tech Co., Ltd. and Tranhold Environmental (Beijing) Co., Ltd., our two variable interest entities (“VIEs”) in China, we provide self-manufactured, proprietary or third-party products, system integration and other services in the fields of environmental protection, and water resource monitoring, development, utilization and protection. We design customized sewage treatment and odor control systems for China’s municipalities and larger cities. These systems combine software, information management systems, resource planning and local and distant networking hardware that includes sensors, control systems, programmable logic controllers, supervisory control and data acquisition systems. We also design systems that track natural waterway levels for drought control, monitor groundwater quality and assist the government in managing its water resources.

For the nine months ended September 30, 2008 and 2009, our total revenues amounted to approximately $5.6 million and $10.9 million, respectively. Our revenues are subject to VAT, business tax, urban maintenance and construction tax and additional education fees. We deduct these amounts from our gross revenues to arrive at our total revenues. Our net incomes for the same periods ended September 30, 2008 and 2009 were $1.3 million and $2.5 million, respectively.

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

We sell our software products by providing customers with proprietary software with or without adding some standard interface software. Other than our operational expenses, we incur a few additional costs in connection with software product sales.

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

Historically, our business growth has primarily been driven by an increase in the number of customers and projects. The complexity and scale of our projects have grown from single pieces of equipment, to comprehensive systems, to general contracting for complete solutions. For example, we now undertake projects to design and build entire treatment plants and complicated flood monitoring and forecasting systems for river basins. Due to the increasing urbanization process and growing economy in China, we expect that we will continue to earn a substantial majority of our revenues from our existing product and service lines. As a result, we plan to continue to focus most of our resources on expanding our business to the larger areas in the PRC and increasing our market share in the regions we serve. In addition, we will allocate our resources to innovate our technology, to develop applications, to improve our larger project execution capabilities and profitability, and to market our brand to customers. Through a successful initial public offering on September 10, 2009, we received net proceeds of approximately $10.03 million and intend to use the net proceeds for working capital, product research and development, application expansion and sales and marketing.

Macro-Economic Factors and Chinese Government Response

The financial crisis started in the second half of 2008 and soon became a global economic crisis as financial markets around the world deteriorated. The crisis eventually spread to other sectors such as manufacturing. The global economic growth rate also significantly decreased. Under such an uncertain and unstable economy and market, the Chinese government adjusted several major economic policies, including the use of a stimulus package in an effort to reach an 8% annual economic growth rate in 2009 and to encourage major banks to increase liquidity. China’s new bank loans in the first, second and third quarters of 2009 were $663 billion, $408 billion and $191 billion, respectively. Water resources and environmental protection infrastructure construction is one of the major sectors that is expected to benefit from this increased liquidity.

China’s economy has improved markedly from the worst part of the financial crisis. According to China’s National Bureau of Statistics, China’s GDP for the first nine months of 2009 reached RMB 21.78 trillion (or $3.2 trillion), an increase of 7.7% compared to the same period in 2008. The growth rates for the first, second and third quarters of 2009 were 6.1%, 7.9% and 8.9%, respectively, compared to the same period in 2008. Fixed asset investment (“FAI”) in the first nine months of 2009 rose by 33.4%.

China’s spending in water resources, environmental protection and other infrastructure increased 54.5% year to year. The second tranche of central government funding (RMB 130 billion, or $19.1 billion as of February 2009) was allocated to rural infrastructure projects such as improving drinking water safety and electric grids and repairing roads (RMB 31.5 billion or $4.6 billion) and to environmental projects (RMB 11 billion or $1.6 billion).

According to the budget plan announced by Ministry of Water Resources, China expects to invest $11.7 billion in 2009 in water resources sectors. China’s central government has allocated $3.8 billion in the first half of 2009. With the projects the central government has approved, this investment is expected to increase to $45 billion in the aggregate over the next 3 years. The projects include mitigation of 6,240 small and middle-sized reservoirs that are considered unsafe due to several years’ lack of proper maintenance.

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

New Opportunities in Water Resources and Wastewater Treatment

We are currently pursuing over 100 smaller river basin flood monitoring and forecasting systems with a market potential of approximately $72.5 million, and groundwater monitoring systems for over 100 counties across the country with a market potential of another $72.5 million. There can be no guaranty that we will be successful in all or any of these endeavors. Through local distributors and partnerships, we also promote our proprietary products targeting the water monitoring and dispatching systems of the Northward Rerouting of Southern River engineering construction, which we believe has a market potential of approximately $43.5 million.

In 2009, the Chinese government approved the Mountain Torrent Forecast Plan proposed by the Ministry of Water Resources and the Ministry of Environmental Protection, Accordingly, the Chinese government allocated RMB 200 million (approximately $29 million) to fund projects in 103 pilot counties, which are frequently devastated by mountain torrents. In June 2009, the China State Flood Control and Drought Relief Headquarter initiated 50 pilot projects. We won the bids for 8 of these 50 pilot projects. The development is in line with our earlier indications of our goals.

The South-North Water Transfer Project is a large, inter-basin, long-distance water transfer project that is charged with dozens of major urban water supply tasks for such cities as Beijing, Tianjin and Shijiazhuang. This project is intended to help address China’s water shortages in the north by transporting water from China’s southern regions, which have been affected by flooding in the past. The current automated dispatch system monitors a total of 304 buildings. As a result of our ability to assist with (i) the use of information acquisition and processing technology, (ii) the modernization of the operations maintenance and management, (iii) the establishment of a sound system and (iv) the greatest degree of rational management of water to make full use of China’s valuable water resources, we expect an increase in sales of this project.

China frequently faces flash floods and similar national disasters, so strengthening the prevention and treatment of such disasters is essential. System monitoring of rainfall by the water system, early warning system and early warning response system consists of three parts. Data and early warning information processing service as the core, through computer networks, databases, early warning command and control platform release constitutes a set of flash floods disaster early warning system. We expect an increase in sales of the following projects proposed by the Ministry of Water Resources: (i) National Flood Control and Drought Relief Headquarter facilities (Phase II), (ii) Nationwide Mountain Torrent Forecast and Prevention Pilot Program; (iii) Nationwide Hydrologic Monitoring Systems for Small- and Middle-sized River Basins (Phase I); (iv) Nationwide Flood Information Communication and Forecasting Systems for Key Small and Middle-sized Reservoirs (under design by others); (v) State Water Resource Management System (Pilot Stage), and (vi) Groundwater Monitoring Program of the Bureau of Hydrology of the Ministry of Water Resources.

Our wastewater treatment business segment focuses on Tianjin City and Hebei Province. Specifically, the Tianjin Binhai New Area spurs the growth of the total output value with major new infrastructure projects. The total GDP output value of the Binhai New Area is expected to increase by 22%. Within the next few years, Binhai New Area plans to construct over 40 large scale pumping stations and over 30 sewage treatment plants, which we believe have a total market potential of approximately $8.7 billion.

According to the Tianjin Central Urban Area storm and sanitary sewage systems construction and retrofitting plan, the total spending for construction and retrofitting will be RMB 4.79 billion (approximately $704.4 million) and RMB 480 million (approximately $70.59 million), respectively. Recently, Tri-Tech won a contract for multiple pump station retrofitting projects in Tianjin and will continue to pursue major pump stations construction and retrofitting related contracts.

Hebei Province is another targeted market. Hebei Province plans to construct over 50 sewage and grey water reuse treatment plants in the next two years. We believe the total spending may reach RMB 8.38 billion (approximately $1.23 million). Recently, Tri-Tech won multiple contracts for sewage treatment plants in Hebei Province.

We are actively pursuing opportunities in the industrial wastewater and process tail gas treatment market in the petrochemical industry, such as the SINOPEC Yanshan Plant, the Petro China Jilin Plant, the SINOPEC Anqing Plant, and the Petro China Dalian Plant.

Currently almost all newly designed sewage treatment plants have odorous gas containment and control requirements. As such, we expect an increase in sales of our proprietary biofiltration odor control systems.

To take advantage of these new market opportunities, we continue to increase our workforce to meet the increased work load. In order to pursue several major new water projects, we registered a branch office in Tianjin Dongli Economic Development Zone and set up a branch office in Hebei Province to get closer to our clients.

Working Capital and Cash Flow Management

Due to the increase in purchase orders, our company has experienced some pressure from the shortage of working capital. We received net proceeds from our initial public offering of approximately $10.03 million, which we intend to use for working capital, product research and development, application expansion and sales and marketing.

We believe that our operating income and these net proceeds will be likely to allow our company to fund its organic growth. However, we may require additional capital to undertake new and larger projects or complete strategic acquisitions in the future. In the event that our current capital is insufficient to fund these or other business purposes, we may take the following actions to meet such working capital needs:

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

•

Borrow short-and long-term commercial loans: as of September 30, 2009, our company had long-term debt of $69,069 and short-term debt of $695,370. Therefore, we believe we are in a strong position to raise cash through debt financing if appropriate.

Three Month Period Ended September 30, 2009 Compared to Three Month Period Ended September 30, 2008

Results of Operations

The following table sets forth a summary of our unaudited consolidated results of operations for the periods indicated.

	Quarter Ended September 30, 2009		Quarter Ended September 30, 2008		Change
	$ (thousands)%		$ (thousands)%		$ (thousands)%
Revenue	4,910	100	2,122	100	2,788	131.4
Cost of Revenues (exclusive of depreciation and amortization, which are shown separately below)	2,990	60.9	1,218	57.4	1,772	145.5
Selling Expenses	121	2.5	72	3.4	49	68.1
Depreciation and Amortization Expenses	30	0.6	21	1.0	9	42.9
Other General and Administrative Expenses	429	8.7	276	13.0	153	55.4
Other Income (expenses)	46	0.9	0	—	46	—

Income before Tax and Non-controlling interest income	1,386	28.2	535	25.2	851	159.1
Provision for income taxes	314	6.4	20	0.9	294	1,470
Non-controlling interest income	(1)	0	9	0.4	(10)	(111.1)
Net income attributable to TRIT	1,073	21.9	506	23.8	567	112.1

Revenues

Our total revenues increased by 131.4% from $2.12 million for the quarter ended September 30, 2008 to $4.91 million for the quarter ended September 30, 2009. This increase was due to the increased size and efforts of our sales force, the growth of our client base, the completion of more and larger projects and the improvement of our project execution capabilities. Further, a majority of the revenues for the quarter ended September 30, 2009 were generated from the sales of system integration.

Cost of revenues (exclusive of depreciation and amortization)

Our cost of revenues (exclusive of depreciation and amortization) increased 145.5% from $1.22 million for the quarter ended September 30, 2008 to $2.99 million for the quarter ended September 30, 2009. Cost of revenues (exclusive of depreciation and amortization) increased more quickly than revenues due to relatively higher costs of the hardware products compared to system integration and software products.

Selling expenses

Our selling expenses increased by 68.1% from $71,698 for the quarter ended September 30, 2008 to $120,918 for the quarter ended September 30, 2009.

Our selling expenses primarily consist of commissions and travel expenses of our selling staff to customers’ headquarters or project sites. Our selling expenses increased for the quarter ended September 30, 2009, mainly due to the increase in the number of customers we served and an increase in the size of our sales forces.

General and administrative expenses

Our general and administrative expenses primarily consist of salaries and benefits for our staff, depreciation expenses, office rental expenses, traveling expenses, and expenses for legal, accounting and other professional services.

Our general and administration expenses increased by 54.6% from $297,240 for the quarter ended September 30, 2008 to $459,628 for the quarter ended September 30, 2009. The expenses increased in 2009 because our research and development and IPO expenses increased. We did not significantly increase the management and support staff. However, we expect that our general and administration expenses will increase in the near term as a result of Sarbanes-Oxley Section 404 compliance and business expansion.

Other income (expenses)

Because we are a certified software hi-tech company, we receive a partial tax rebate from the Chinese government for value added tax (“VAT”) paid on software we sell. This partial rebate is classified as other income. Due to the increase in partial VAT rebate, our other income increased by $46,529, from an expense of $18 for the quarter ended September 30, 2008 to income of $46,511 for the quarter ended September 30, 2009.

Net income

Our net income attributable to TRIT increased 112.1% from $506,441 for the quarter ended September 30, 2008 to $1,073,611 for the quarter ended September 30, 2009.

Nine Month Period Ended September 30, 2009 Compared to Nine Month Period Ended September 30, 2008

Results of Operations

The following table sets forth a summary of our consolidated results of operations for the periods indicated.

	Nine Months Ended September 30, 2009		Nine Months Ended September 30, 2008		Change
	$ (thousands)%		$ (thousands)%		$ (thousands)%
Revenue	10,905	100	5,551	100	5,354	96.5
Cost of revenues (exclusive of depreciation and amortization, which are shown separately below)	6,536	59.9	3,201	57.7	3,335	104.2
Selling expenses	333	3.1	173	3.1	160	92.5
Depreciation and amortization expenses	75	0.7	60	1.1	15	25.0
Other general and administrative expenses	1,038	9.5	841	15.2	197	23.4
Other income (expenses)	65	0.6	78	1.4	(13)	(16.7)
Income before tax and non-controlling interest income	2,988	27.4	1,354	24.4	1,634	120.7
Provision for income taxes	450	4.1	60	1.1	390	650
Non-controlling interest income	12	0.1	14	0.3	(2)	(14.3)
Net income attributable to TRIT	2,526	23.2	1,280	23.1	1,246	97.3

Revenues

Our total revenues increased by 96.5% from $5.55 million for the nine months ended September 30, 2008 to $10.91 million for the nine months ended September 30, 2009. This increase was due to the increased size and efforts of our sales force, the growth of our client base, the completion of more and larger projects and the improvement of our project execution capabilities. Further, a majority of the revenues for the nine months ended September 30, 2009 were generated from the sales of system integration, hardware products and the sales of software.

Cost of revenues (exclusive of depreciation and amortization)

Our cost of revenues (exclusive of depreciation and amortization) increased 104.2% from $3.20 million for the nine months ended September 30, 2008 to $6.53 million for the nine months ended September 30, 2009. Cost of revenues (exclusive of depreciation and amortization) increased more quickly than revenues due to relatively higher costs of the hardware products compared to system integration and software products.

Selling expenses

Our selling expenses increased by 92.5% from $173,094 for the nine months ended September 30, 2008 to $333,572 for the nine months ended September 30, 2009.

Our selling expenses primarily consist of commissions and traveling expenses of our staff to customers’ headquarters or project sites. Our selling expenses increased for the nine months ended September 30, 2009, mainly due to the increase in the number of customers we served and the size of our sales forces.

General and administrative expenses

Our general and administrative expenses primarily consist of salaries and benefits for our staff, depreciation expenses, office rental expenses, traveling expenses, and expenses for legal, accounting and other professional services.

Our general and administration expenses increased by 23.4% from $900,882 for the nine months ended September 30, 2008 to $1,111,991 for the nine months ended September 30, 2009. The expenses increased only slightly in 2009 because we did not significantly increase the management and supporting staff. However, we expect that our general and administration expenses will increase in the near term as a result of Sarbanes-Oxley Section 404 compliance and business expansion.

Other income (expenses)

Because we are a certified software hi-tech company, we receive a partial tax rebate from the Chinese government for VAT paid on software we sell. This partial rebate is classified as other income. Due to the decrease in partial VAT rebate, our other income decreased by $12,806 or 16.4%, from $78,107 for the nine months ended September 30, 2008 to $65,301 for the nine months ended September 30, 2009.

Net income

Our net income attributable to TRIT increased 97.3% from $1,279,658 for the nine months ended September 30, 2008 to $2, 525,545 for the nine months ended September 30, 2009.

Liquidity and Capital Resources

Cash flows and working capital

As of September 30, 2009, we had working capital of $17,418,890, including cash of $10,306,076. Our cash includes cash-in-hand and bank savings. The table below reflects our company’s cash situation:

	For the Nine Months Ended September 30,		For The Three Months Ended September 30,
	2009	2008	2009	2008
Operating activities	$(287)	729	$(455)	413
Financing activities	10,517	383	11,067	145
Investing activities	(776)	26	(584)	36
Effects of exchange rate	120	102	75	8
Cash, beginning of period	732	368	203	1,006
Increase (decrease) in cash	9,574	1,240	10,103	602
Cash, end of period	$10,306	1,608	$10,306	1,608

Operating activities

Net cash used in operating activities was $287,892 for the nine months ended September 30, 2009 as compared to $729,533 net cash provided by operating activities in the nine months ended September 30, 2008. The decrease of $1,017,425 in net cash provided by operating activities is mainly attributable to several factors, including (i) an increase in accounts receivable of $ 1,005,397 and unbilled $2,780,854; (ii) an increase in net income $1,244,814 ; (iii) an increase in inventories of $184,068; (iv) an increase in other receivables $494,253; and (v) an increase in accounts payable of $1,190,555.

Net cash used in operating activities was $454,647 for the three months ended September 30, 2009 as compared to $412,984 net cash provided by operating activities in the three months ended September 30, 2008. The decrease of $867,631 in net cash provided by operating activities is mainly attributable to several factors, including (i) an increase in accounts receivable of $120,593 and unbilled $2,114,715; (ii) an increase of $565,897 in net income; (iii) an increase of $157,780 in other receivables; (iv) an increase of $850,634 in accounts payable.

Investing activities

Net cash used in investing activities for the nine months ended September 30, 2009 was $775,722, compared to net cash provided by investing activities of $26,103 in the nine months ended September 30, 2008.

Net cash used in investing activities was $583,881 for the quarter ended September 30, 2009, compared to net cash provided by investing activities of $35,828 in the quarter ended September 30, 2008.

Financing activities

Net cash provided by financing activities in the nine months ended September 30, 2009 totaled $ 10,517,170, compared to net cash provided by financing activities of $382,950 in the nine months ended September 30, 2008. The cash provided by financing activities in the nine months ended September 30, 2009 was mainly attributable to the net proceeds of approximately $10.03 million from our initial public offering in September, 2009.

Net cash provided by financing activities in the three months ended September 30, 2009 totaled $ 11,067,029, compared to net cash provided by financing activities of $144,566 in the three months ended September 30, 2008. The cash provided by financing activities in the nine months ended September 30, 2009 was mainly attributable to net proceeds of approximately $10.03 million from our initial public offering.

Effects of Exchange Rate Change

Exchange rate change resulted in a gain of $120,102 in the nine months ended September 30, 2009, compared with a gain of $74,666 in the three months ended September 30, 2009.

As a result of the total cash activities, net cash increased by $9,573,658 from December 31, 2008 to September 30, 2009. We believe that our currently available working capital of $17,418,890, including cash of $10,306,076, should be adequate to meet our anticipated cash needs, and sustain our current operations for at least 12 months. As noted above, we may require additional capital to undertake new and larger projects or complete strategic acquisitions in the future.

Segment Information

The Company has two reportable operating segments. The segments are grouped with regard to the types of services provided and the types of clients that use those services. The Company assesses each segment’s performance based on net revenues and gross profit on contribution margin. The two reportable operating segments are Segment 1: water and wastewater treatment process control systems, process tail gas purification (“Wastewater and Tail Gas Treatment”) and Segment 2: water resources protection and allocation, flood control and forecasting, irrigation systems, and municipal water supply and distribution systems (“Water Resource Management”).

Segment 1: Wastewater and tail gas treatment

	Three Months Ended September 30,		Percentage Change (%)	Nine Months Ended September 30,		Percentage Change (%)
	2009 ($)	2008 ($)		2009 ($)	2008 ($)
Revenues	3,797,872	1,230,114	208.7	6,806,977	3,187,788	113.5
Cost of revenues (exclusive of depreciation and amortization shown separately below)	2,308,345	696,848	231.3	3,845,232	1,915,947	100.7

Operating expenses:
Depreciation and amortization expenses	17,506	6,787	157.9	36,968	19,118	93.4
Other operating expenses	346,658	232,789	48.9	907,244	574,640	57.9
Total operating expenses	364,164	239,577	52.0	944,212	593,757	59.0
Other income, net	(2,849)	200	(1,524.5)	(2,778)	(1,003)	177
Income before income taxes and non-controlling interest	1,122,514	293,889	282.0	2,014,755	677,081	197.6

Segment 1 experienced significant growth during the three and nine months ended September 30, 2009 compared to the three and nine months ended September 30, 2008. Our income before income taxes and non-controlling interest increased by 282.0% from $293,889 in the three months ended September 30, 2008 to $1,122,514 for the same period in 2009 and by 197.6% from $677,081 in the nine months ended September 30, 2008 to $2,014,755 for the same period in 2009.

Our revenues associated with this segment increased by 208.7% from $1.23 million in the three months ended September 30, 2008 to $3.79 million in the 2009 period. Our revenues associated with Segment 1 increased by 113.5% from $3.2 million in the nine months ended September 30, 2008 to $6.8 million in the 2009 period. These increases are primarily because we experienced an increase in the number and size of our contractual engagements during the 2009 three and nine month periods.

During these periods, our cost of revenues (exclusive of depreciation and amortization) associated with this segment increased by 231.3% from $696,848 in the three months ended September 30, 2008 to $2,308,345 in the same period in 2009 and increased by 100.7% from $1,915,947 in the nine months ended September 30, 2008 to $3,845,232 in the same period in 2009. In the three months ended September 30, 2009, our cost of revenues in Segment 1 increased faster than revenues, mainly due to relatively higher cost of the hardware products for which sales were higher. The 2009 nine month cost of revenues in Segment 1 increased more slowly than revenues, due to relatively lower costs of the software products and system integration.

Finally, our operating expenses associated with Segment 1 increased by 52.0% from $239,577 in the three months ended September 30, 2008 to $364,164 in the 2009 period and increased by 59.0% from $593,757 in the nine months ended September 30, 2008 to $944,212 in the 2009 period. These increases resulted from our expansion of sales activities and workforce. We expect that such expenses will continue to increase over time as we continue to expand our workforce as our company grows. In addition, these increase resulted from research and development expenses and professional fees.

As a result, Segment 1 income before income taxes and non-controlling interest increased by 282.0% from $293,889 in the three months ended September 30, 2008 to $1,122,514 for the same period in 2009 and by 197.6% from $677,081 in the nine months ended September 30, 2008 to $2,014,755 for the same period in 2009.

Segment 2: Water Resource Management

	Three Months Ended September 30,		Percentage Change (%)	Nine Months Ended September 30,		Percentage Change (%)
	2009 ($)	2008 ($)		2009 ($)	2008 ($)
Revenues	1,112,961	892,384	24.7	4,098,192	2,363,578	73.4
Cost of revenues (exclusive of depreciation and amortization shown separately below)	681,743	520,898	30.9	2,691,211	1,285,081	109.4

Operating expenses:
Depreciation and amortization expenses	12,543	13,918	(9.9)	38,482	40,605	(5.2)

Other operating expenses	203,840	115,444	76.6	462,870	440,426	5.1

Total operating expenses	216,383	129,362	67.3	501,352	481,031	4.2
Other expenses, net	49,360	(219)	(22,538)	68,079	79,112	(13.9)
Income before income taxes and non-controlling interest	264,195	241,906	9.2	973,708	676,578	43.9

Our revenues associated with Segment 2 increased by 24.7% from $892,384 in the three months ended September 30, 2008 to $1,112,961 in the same period in 2009 and increased by 73.4% from $2,363,578 in the nine months ended September 30, 2008 to $4,098,192 in the same period in 2009. These increases are primarily because we experienced an increase in the number and size of our contractual engagements during the 2009 periods.

Our cost of revenues (exclusive of depreciation and amortization) experienced significant growth of 30.9% from $520,898 for the three months ended September 30, 2008 to $681,743 for the same period in 2009 and significant growth of 109.4% from $1,285,081 for the nine months ended September 30, 2008 to $2,691,211 for the same period in 2009. Cost of revenues (exclusive of depreciation and amortization) increased faster than revenues. This change was due to relatively higher costs of the hardware products compared to system integration and software products.

Our operating expenses associated with Segment 2 increased by 67.3% from $129,362 in the three months ended September 30, 2008 to $216,383 in the 2009 period and increased by 4.2% from $481,031 in the nine months ended September 30, 2008 to $501,352 in the 2009 period. The expenses increased only slightly in 2009 because we did not significantly increase the management and supporting staff.

As a result, Segment 2 income before income taxes and non-controlling interest increased by 9.2% from $241,906 in the three months ended September 30, 2008 to $264,195 in the same period in 2009 and increased by 43.9% from $676,578 in the nine months ended September 30, 2008 to $973,708 in the same period in 2009.

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

Capital expenditures

In the past, our capital expenditures were used to purchase computers, transportation equipment and other office equipment for our business. Our capital expenditures may increase in the near term as our business continues to grow and as we expand and improve our financial and accounting systems and infrastructure. We spent $188,778 and $0 on such capital expenditures for the nine months ended September 30, 2009 and 2008, respectively. We spent $0 and $0 during the quarterly periods ended September 30, 2009 and September 30, 2008, respectively

Off-Balance Sheet Commitments and Arrangements

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

Inflation

Although China has experienced an increasing inflation rate, inflation has not had a material impact on our results of operations in recent years. According to the National Bureau of Statistics of China, the change in the consumer price index in China was 0.46%, (0.77%), and 1.16% in 2001, 2002 and 2003, respectively. However in connection with a 3.9% increase in 2004, the Chinese government announced measures to restrict lending and investment in China in order to reduce inflationary pressures in China’s economy. Following the government’s actions, the consumer price index decreased to 1.8% in 2005 and to 1.5% in 2006. In 2007, the consumer price index increased to 4.8%. In response, China’s central bank, the People’s Bank of China, announced that the bank reserve ratio would rise half a percentage point to 15.5% in an effort to reduce inflation pressures. China’s consumer price index growth rate reached 8.7% year over year in 2008. China’s consumer price index decreased 0.5% in October 2009. While this number is negative, the declining rate slowed, suggesting that China’s economy is strengthening. The results of the Chinese government’s actions to combat inflation are difficult to predict. Adverse changes in the Chinese economy, if any, will likely impact the financial performance of a variety of industries in China that use or would be candidates to use our product.

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

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (FASB) issued amended revenue recognition guidance for arrangements with multiple deliverables (ASU No. 2009-13). The new guidance eliminates the residual method of revenue recognition and allows the use of management’s best estimate of selling price for individual elements of an arrangement when vendor specific objective evidence (VSOE), vendor objective evidence (VOE) or third-party evidence (TPE) is unavailable. For the company, this guidance is effective for all new or materially modified arrangements entered into on or after January 1, 2011 with earlier application permitted as of the beginning of a fiscal year. Full retrospective application of the new guidance is optional. The company is currently assessing its implementation of this new guidance, but does not expect a material impact on the Consolidated Financial Statements.

In October 2009, the FASB issued guidance which amends the scope of existing software revenue recognition accounting (ASU No. 2009-14). Tangible products containing software components and non-software components that function together to deliver the product’s essential functionality would be scoped out of the accounting guidance on software and accounted for based on other appropriate revenue recognition guidance. For the company, this guidance is effective for all new or materially modified arrangements entered into on or after January 1, 2011 with earlier application permitted as of the beginning of a fiscal year. Full retrospective application of the new guidance is optional. This guidance must be adopted in the same period that the company adopts the amended accounting for arrangements with multiple deliverables described in the preceding paragraph. The company is currently assessing its implementation of this new guidance, but does not expect a material impact on the Consolidated Financial Statements.

In September 2009, the FASB issued amended guidance concerning fair value measurements of investments in certain entities that calculate net asset value per share (or its equivalent) (ASU No. 2009-12). If fair value is not readily determinable, the amended guidance permits, as a practical expedient, a reporting entity to measure the fair value of an investment using the net asset value per share (or its equivalent) provided by the investee without further adjustment. The amendments are effective for interim and annual periods ending after December 15, 2009. The company does not expect a material impact on the Consolidated Financial Statements due to the adoption of this amended guidance.

In August 2009, the FASB issued guidance on the measurement of liabilities at fair value (ASU No. 2009-5). The guidance provides clarification that in circumstances in which a quoted market price in an active market for an identical liability is not available, an entity is required to measure fair value using a valuation technique that uses the quoted price of an identical liability when traded as an asset or, if unavailable, quoted prices for similar liabilities or similar assets when traded as assets. If none of this information is available, an entity should use a valuation technique in accordance with existing fair valuation principles. The company adopted this guidance in the quarter ended September 30, 2009 and there was no material impact on the Consolidated Financial Statements.

In June 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update No. 2009-02. “Amendments to Various Topics for Technical corrections.” ASU No. 2009-2 is an omnibus update that is effective for financial statements issued for interim and annual periods ending after July 1, 2009. This Statement did not impact the company’s consolidated financial results.

In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 168 (ASC No. 105), “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (the Codification). The Codification, which was launched on July 1, 2009, became the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF) and related literature. The Codification eliminates the GAAP hierarchy contained in SFAS No. 162 and establishes one level of authoritative GAAP. All other literature is considered non-authoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The company adopted this Statement for its quarter ended September 30, 2009. There was no change to the company’s Consolidated Financial Statements due to the implementation of this Statement.

In June 2009, the FASB issued SFAS No. 167 (ASC No. 810), “Amendments to FASB Interpretation No. 46(R),” and SFAS No. 166 (ASC No. 860), “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140 (ASC No. 860).” SFAS No. 167 amends FASB Interpretation 46(R) to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and requires ongoing qualitative reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. SFAS No. 166 amends SFAS No. 140 by removing the exemption from consolidation for Qualifying Special Purpose Entities (QSPEs). This Statement also limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized when the transferor has not transferred the entire original financial asset to an entity that is not consolidated with the transferor in the financial statements being presented and/or when the transferor has continuing involvement with the transferred financial asset. The company will adopt these Statements for interim and annual reporting periods beginning on January 1, 2010. The company does not expect the adoption of these standards to have any material impact on the Consolidated Financial Statements.

In May 2009, the FASB issued SFAS No. 165 (ASC No. 855), “Subsequent Events.” This Statement sets forth: 1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; 2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and 3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This Statement is effective for interim and annual periods ending after June 15, 2009. The company adopted this Statement in the quarter ended June 30, 2009. This Statement did not impact the consolidated financial results.

In April 2009, the FASB issued FASB Staff Position (FSP) FAS 141(R)-1 (ASC No. 805), Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies , which amends the accounting in SFAS 141(R) for assets and liabilities arising from contingencies in a business combination. The FSP is effective January 1, 2009, and requires pre-acquisition contingencies to be recognized at fair value, if fair value can be reasonably determined during the measurement period. If fair value cannot be reasonably determined, the FSP requires measurement based on the recognition and measurement criteria of SFAS 5, Accounting for Contingencies. Adoption of FSP FAS 141(R)-1 did not have an impact on the Company’s financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP No. FAS 107-1 (ASC No. 825) and APB 28-1 (ASC No. 270), “Interim Disclosures about Fair Value of Financial Instruments”. This FASB staff position amends FASB Statement No. 107 to require disclosures about fair values of financial instruments for interim reporting periods as well as in annual financial statements. The staff position also amends APB Opinion No. 28 to require those disclosures in summarized financial information at interim reporting periods. This FASB staff position becomes effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted these standards. The adoption of these standards did not materially impact its financial statements.

In April 2009, the FASB issued FSP No. FAS 115-2 (ASC No. 320) and FAS 124-2 (ASC No. 958), “Recognition and Presentation of Other-Than-Temporary Impairments”. This FSP amends the other-than-temporary impairment guidance in GAAP for debt securities. If an entity determines that it has an other-than-temporary impairment on a security, it must recognize the credit loss on the security in the income statement. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. The staff position expands disclosures about other-than-temporary impairment and requires that the annual disclosures in FASB Statement No. 115 and FSP FAS 115-1 and FAS 124-1 be made for interim reporting periods. This FSP becomes effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.The Company adopted this standard. The adoption of this standard did not materially impact its financial statements.

In March, 2008, SFAS No. 161 (ASC No. 815), “Disclosures and Derivatives Instruments and Hedging Activities, an amendment of FASB Statements No. 133.” SFAS No. 161 requires additional disclosures about the Company’s objectives in using the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133, “Accounting for Derivatives Instruments and Hedging Activities,” and its related interpretations. The Company adopted SFAS No. 161. The adoption of this standard did not materially impact its financial statements.

In September 2006, the FASB issued SFAS No. 157 (ASC No. 820), “Fair Value Measurements”. This statement defines fair value, establishes a framework for measuring fair value according to generally accepted accounting principles and expands disclosures of fair value measurement. In application, this statement does not require any new fair value measurements. It is effective for fiscal years beginning after November 15, 2007, and all interim periods within those fiscal years. Earlier application is permitted if the entity has not yet issued interim or annual financial statements for that fiscal year. However, on February 12, 2008, the FASB issued FSP FAS 157-2, which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years for items within the scope of this FSP. The Company adopted these standards. The adoption of these standards did not materially impact its financial statements. We did not have any financial assets and/or liabilities measured at fair value as of June 30, 2009.

In March 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (Revised 2007) (“SFAS 141R”) (ASC No. 805), “Business Combinations”. SFAS 141R requires an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. Accordingly, the Company adopted this Statement on January 1, 2009. There was no impact upon adoption, and its effects on future periods will depend on the nature and significance of business combinations subject to this statement.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 (“SFAS 160”) (ASC No. 810), “Non-controlling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51.” SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Pursuant to the transition provisions of SFAS No. 160, the Company adopted the Statement on January 1, 2009 via retrospective application of the presentation and disclosure requirements. Non-controlling interests were reclassified from the Liabilities section to the Stockholders’ Equity section in the Consolidated Statement of Financial Position as of January 1, 2009.

In April 2008, the FASB issued Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”) (ASC No. 350). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other applicable accounting literature. The Company adopted this Statement on January 1, 2009. There was no impact upon adoption, and its effects on future periods will depend on the nature and significance of business combinations subject to this statement.

In June 2008, the FASB issued FSP EITF 03-6-1 (ASC No. 260), “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” which became effective in 2009 via retrospective application. Under the FSP, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and, therefore, are included in computing earnings per share (EPS) pursuant to the two-class method. The two-class method determines earnings per share for each class of common stock and participating securities according to dividends or dividend equivalents and their respective participation rights in undistributed earnings. Restricted Stock Units (RSUs) granted to employees prior to December 31, 2007 are considered participating securities as they receive non-forfeitable dividend equivalents at the same rate as common stock. RSUs granted after December 31, 2007 do not receive dividend equivalents and are not considered participating securities. The company retrospectively adopted the FSP on January 1, 2009. The adoption of this standard did not materially impact its financial statements.

In November 2008, the FASB ratified EITF Issue 08-7 (ASC No. 350), “Accounting for Defensive Intangible Assets.” A defensive intangible asset is an asset acquired in a business combination or in an asset acquisition that an entity does not intend to actively use. According to the guidance, defensive intangible assets are considered to be a separate unit of account and valued based on their highest and best use from the perspective of an external market participant. The company adopted EITF 08-7 on January 1, 2009. There was no material impact upon adoption, and its effects on future periods will depend on the nature and significance of the business combinations subject to this statement.

In December 2008, the FASB issued FSP FAS 132(R)-1 (ASC No. 715), “Employers’ Disclosures about Postretirement Benefit Plan Assets.” This FSP amends SFAS No. 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits” to require more detailed disclosures about the fair value measurements of employers’ plan assets including: (a) investment policies and strategies; (b) major categories of plan assets;

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

Disclosure Controls and Procedures

As of September 30, 2009, our company carried out an evaluation, under the supervision of and with the participation of management, including our company’s chief executive officer and chief financial officer, of the effectiveness of the design and operation of our company’s disclosure controls and procedures. Based on the foregoing, the chief executive officer and chief financial officer concluded that our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the quarter and nine month period ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) None

(b) The section entitled “Use of Proceeds” from our registration statement filed on April 3, 2009, as amended (the “Registration Statement”) is incorporated herein by reference. The effective date of the Registration Statement is August 10, 2009, and the Commission file number assigned to the Registration Statement is 333-158393. The Registration Statement registers the offering of up to 1,700,000 ordinary shares (subject to amendment in accordance with the Securities Act of 1933 and the rules and regulations promulgated thereunder) (the Offering”). As of the date of this report, the Company has not yet spent any proceeds from the Offering because it has only recently completed the process to bring the proceeds into China.

(1) For purposes of this table, we have rounded net proceeds from our initial public offering to $10 million.

(c) None

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed herewith:

Exhibit Number	Document

3(i).1	Articles of Association of the Registrant(1)

3(i).2	Amended and Restated Articles of Association of the Registrant(1)

3(ii).1	Memorandum of Association of the Registrant(1)

3(ii).2	Amended and Restated Memorandum of Association of the Registrant(1)

4.1	Specimen Share Certificate(1)

10.1	Translation of Form of Employment Agreement between Registrant and Executive Officer of the Registrant(1)

10.2	Translation of Exclusive Technical and Consulting Service Agreement for Tranhold(1)

10.3	Translation of Management Fee Payment Agreement for Tranhold(1)

10.4	Translation of Proxy Agreement for Tranhold(1)

10.5	Translation of Equity Interest Pledge Agreement for Tranhold(1)

10.6	Translation of Exclusive Equity Interest Purchase Agreement for Tranhold(1)

10.7	Translation of Exclusive Technical and Consulting Service Agreement for Yanyu(1)

10.8	Translation of Management Fee Payment Agreement for Yanyu(1)

10.9	Translation of Proxy Agreement for Yanyu(1)

10.10	Translation of Equity Interest Pledge Agreement for Yanyu(1)

10.11	Translation of Exclusive Equity Interest Purchase Agreement for Yanyu(1)

10.14	Translation of Operating Agreement for Yanyu(1)

10.15	Translation of Operating Agreement for Tranhold(1)

10.16	Stock Option Plan(1)

21.1	Subsidiaries of the Registrant(1)

31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (2)

31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (2)

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(2)

32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(2)

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-158393.
(2)	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tri-Tech Holding Inc.

November 12, 2009	By:	/S/ PETER DONG
Peter Dong
Chief Financial Officer
(Principal Financial and Accounting Officer)

TRI-TECH HOLDING INC.

Financial Statements

(Unaudited)

For the three and nine month periods ended September 30, 2009 and 2008

(Prepared under accounting standards generally accepted in the United States of America)

TRI-TECH HOLDING INC.

TRI-TECH HOLDING INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2009 (Unaudited)	December 31, 2008 (Restated)
ASSETS
Current Assets
Cash	$10,306,076	$732,418

Accounts receivable, net of allowance for doubtful accounts of $51,285 and $62,286 as of September 30, 2009 and December 31, 2008, respectively	4,125,163	3,105,859
Unbilled revenue	4,213,095	1,429,846
Notes receivable	594,523	7,316
Other receivables	327,531	166,395
Inventories	1,651,819	1,466,468
Deposits on projects	580,161	266,973
Deferred income taxes	—	—
Prepayments to suppliers and subcontractors	364,501	567,346

Total current assets	22,162,869	7,742,621

Plant and equipment, net	325,148	174,128
Proprietary technology, net	820,186	857,475

Total assets	$23,308,203	$8,774,224

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and cost accrual on projects	$2,844,743	$1,589,103
Commercial paper and other short-term notes payable:

Non-related parties	695,370	271,041
Related party	—	14,631
Customer deposits	350,017	436,372
Billings in excess of revenue	108,275	30,639
Other payables	45,946	81,721
Accrued liabilities	52,978	84,660
Deferred income taxes	327,257	83,643
Income taxes payable	181,249	141,818
Other taxes payable	138,145	90,908

Total current liabilities	4,743,980	2,824,536
Long-term liabilities	69,069	—

Total liabilities	4,813,049	2,824,536

Shareholders’ equity
Tri-Tech Holding Inc. shareholders’ equity
Common stock (30,000,000 shares authorized and $0.001 par value, 5,255,000 and 3,555000 issued as of September 30, 2009 and December 31, 2008, 340,000 shares issued were held in escrow. See note 11 for more discussions.)	5,255	3,555
Additional paid-in-capital	12,852,713	2,914,058
Statutory reserves	50,655	50,655
Retained earnings	5,008,118	2,482,573
Accumulated other comprehensive income	427,737	361,328

Total Tri-Tech Holding Inc. shareholders’ equity	18,344,478	5,812,169
Noncontrolling Interests	150,676	137,519

Total shareholders’ equity	18,495,154	5,949,688
Total liabilities and shareholders’ equity	$23,308,203	$8,774,224

TRI-TECH HOLDING INC.

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME

(Unaudited)

	For The Nine Months Ended September 30,		Quarters Ended September 30,
	2009	2008	2009	2008
Revenues:
System integration	$7,523,762	$4,708,939	$4,145,404	$1,753,264
Hardware products:	1,878,048	64,489	483,907	29,112
Software products revenues:	1,503,359	777,938	281,522	340,122

Total revenues	10,905,169	5,551,366	4,910,833	2,122,498
Cost of revenues: (exclusive of depreciation and amortization shown separately below)
System integration	4,907,767	3,161,601	2,552,799	1,202,537
Hardware products	1,586,613	35,492	437,290	15,020
Cost of software	42,064	3,935	—	189

Total cost of revenues (exclusive of depreciation and amortization shown separately below)	6,536,444	3,201,028	2,990,089	1,217,746

Operating expenses:
Depreciation and amortization expenses	75,449	59,722	30,049	20,705
Other operating expenses	1,370,115	1,015,065	550,498	348,233

Total operating expenses	1,445,564	1,074,787	580,547	368,938

Income from operations	2,923,162	1,275,551	1,340,198	535,813

Other income (expenses):
Other expense	(4,694)	(1,291)	(3,542)	223
Interest income	25,126	16,544	24,291	865
Interest expense	(4,173)	(2,389)	(514)	(1,462)
Tax rebates	49,042	65,243	26,275	356

Total other income (expenses), net	65,301	78,108	46,511	(19)

Income before provision for income taxes and noncontrolling interests income	2,988,463	1,353,659	1,386,709	535,795
Provision for income taxes	450,466	60,476	314,371	20,276

Net income	2,537,997	1,293,183	1,072,338	515,519

Noncontrolling Interests Income	12,452	13,525	(1,273)	9,078

Net income attributable to Tri-Tech Holding Inc	2,525,545	1,279,658	1,073,611	506,441
Other comprehensive income
Foreign currency translation adjustment	67,115	306,542	50,372	83,417

Comprehensive income	2,605,112	1,599,725	1,122,710	598,936
Comprehensive income attributable to noncontrolling interests	13,158	24,206	(508)	11,580

Comprehensive income attributable to Tri-Tech Holding Inc.	$2,591,954	$1,575,519	$1,123,218	$587,356

Net income attributable to Tri-Tech Holding Inc. per share:
Basic	0.69	0.36	0.27	0.14
Diluted	$0.68	$0.36	$0.27	$0.14
Shares used in computation:
Basic	3,679,542	3,555,000	3,924,565	3,555,000
Diluted	3,689,604	3,555,000	3,954,422	3,555,000

TRI-TECH HOLDING INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Tri-Tech Holding Inc. shareholders
	Common Stock		Additional paid-in-capital	Retained earnings		Accumulated other comprehensive income	Noncontrolling interests	Total stockholders’ equity
	Shares	Amount		Statutory reserves	Unrestricted
BALANCE, January 1, 2009	3,555,000	$3,555	$2,914,058	$50,655	$2,482,573	$361,328	$137,518	$5,949,687
Common stock	1,700,000	1,700	—	—	—	—	—	1,700

Capital Surplus	—	—	9,497,004	—	—	—	—	9,497,004
Warrants to Anderson & Strudwick Inc.	—	—	402,900	—	—	—	—	402,900
Warrants to Hawk associates Inc.	—	—	4,870	—	—	—	—	4,870
Options to employees	—		33,881	—	—	—	—	33,881
Net income	—	—	—	—	2,525,545	—	12,452	2,537,997
Foreign currency translation Adjustment	—	—	—	—	—	66,409	706	67,115

BALANCE, September 30, 2009	5,255,000	$5,255	$12,852,713	$50,655	$5,008,118	$427,737	$150,676	$18,495,154

TRI-TECH HOLDING INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Tri-Tech Holding Inc. shareholders
	Common Stock		Additional paid-in-capital	Retained earnings		Accumulated other comprehensive income	Noncontrolling interests	Total stockholders’ equity
	Shares	Amount		Statutory reserves	Unrestricted
BALANCE, January 1, 2008	3,555,000	$3,555	$2,914,058	$50,655	$786,420	$110,147	$120,308	$3,985,143

Net income	—	—	—	—	1,279,658	—	13,525	1,293,183
Foreign currency translation Adjustment	—	—	—	—	—	295,708	10,834	306,542

BALANCE, September 30, 2008	3,555,000	$3,555	$2,914,058	$50,655	$2,066,078	$405,855	$144,667	$5,584,868

TRI-TECH HOLDING INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For The Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net income	$2,537,997	$1,293,183
Adjustments to reconcile net income to cash:
Depreciation	37,826	27,445
Amortization	38,116	72,011
Allowance for doubtful accounts	(11,047)	26,921
Deferred income taxes	251,765	11,408
Changes in operating assets and liabilities:
Accounts receivable	(1,005,397)	(1,308,486)
Unbilled revenue	(2,780,854)	329,785
Other receivables	(494,253)	(178,636)
Inventories	(184,068)	83,927
Prepayments and deferred expenses	99,301	(149,336)
Accounts payable	1,190,555	99,485
Customer deposits	(80,481)	328,867
Billings in excess of revenue	93,774	—
Other payables	(35,826)	72,891
Accrued liabilities	(31,738)	56,225
Taxes payable	86,438	(36,158)
Net cash provided by operating activities	(287,892)	729,533
Cash flows from investing activities:
Loan to the other parties	(586,944)	—
Additions to equipment	(188,778)	26,103
Net cash provided by investing activities	(775,722)	26,103
Cash flows from financing activities:
Common stock	10,038,847	—
Borrow money from third parties	522,234	459,322
Repayments to third parties of advances	(43,911)	(76,372)
Repayment from a related party of an advance	—	—
Net cash provided by (used in) financing activities	10,517,170	382,950
Effect of exchange rate changes on cash and cash equivalents	120,102	101,827
Net increase in cash	9,573,658	1,240,413
Cash, beginning of year	732,418	367,713
Cash, end of period	$10,306,076	$1,608,126

Supplemental Data:
Income taxes paid	$17,496	$—
Interest paid on debt	$4,173	$2,388

Tri-Tech Holding, Inc.

Notes To Consolidated Financial Statements

September 30, 2009 and 2008

1. Background

Tri-Tech Holding Inc. (“TRIT”) was incorporated in Cayman on January 7, 2009 as a limited liability company and authorized 30,000,000 ordinary shares, with a par value of $0.001. TRIT issued 50,000 ordinary shares (or 3,555,000 ordinary shares after 71.1-for-1 stock split witch have been finished on May 22, 2009) to shareholders of Tri-Tech International Investment, Inc. (“TTII”) for their respective interests in the TTII. TTII was incorporated in the British Virgin Islands on November 24, 2005 as a limited liability company. TTII has subsidiaries and variable interest entities (“VIEs”) in the People’s Republic of China (the “PRC”) as discussed below. TRIT and its subsidiaries and variable interest entities together are referred to as the “Company”. Through its subsidiaries and VIEs in PRC, the Company provides self-manufactured, proprietary or third-party products, system integration and other services in the fields of environmental protection, and water resource monitoring, development, utilization and protection.

On September 9, 2009, the Company completed its initial public offering (IPO) of 1,700,000 ordinary shares at $6.75 per share.

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

Tri-Tech Holding, Inc.

Notes To Consolidated Financial Statements—(Continued)

September 30, 2009 and 2008

Reorganization and Acquisition

On October 24, 2007, TTII and its wholly owned subsidiary TTB entered a sales and purchase agreement with the existing shareholders of Tranhold (the “Tranhold Original Shareholders”). Pursuant to the agreement, TTII issued 50,000 shares (equivalent to 1,777,500 ordinary shares of TRIT after stock split as discussed in note 17) of its stock to the Tranhold Original Shareholders for 100% equity ownership of Tranhold. The total number of shares outstanding was 50,000 shares (equivalent to 1,777,500 ordinary shares of TRIT after stock split as discussed in note 11). As a result of this transaction, the Tranhold Original Shareholders were able to exercise control of TTII. The purchase of Tranhold and the issuance of TTII’s common stock were accounted for as a reverse acquisition and as a recapitalization under common control. The assets and liabilities transferred were accounted for at historical cost. The consolidated financial statements have been presented as if the reorganization occurred at the beginning of 2007.

On December 31, 2007, TTII and its wholly owned subsidiary TTB completed a sales and purchase agreement with certain existing shareholders of Yanyu (the “Yanyu Original Shareholders”). Pursuant to the agreement, TTII issued 50,000 shares (equivalent to 1,777,500 ordinary shares of TRIT after stock split as discussed in note 11) of its common stock to the Yanyu Original Shareholders for 92.86% equity ownership of Yanyu. Based on Statement of Financial Accounting Standards No. 141, “Business Combinations”, TTII is determined to be the acquirer. The allocation of the purchase price of Yanyu was based on the fair value of Yanyu as of December 31, 2007.

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

By November 28, 2008, the Company had completed two steps of reorganization. The Company first returned its shares to the original shareholders of Tranhold and Yanyu. These shareholders are major shareholders, directors, corporate level executives and key employees of the Company. Legally, Tranhold and Yanyu returned to their legal status prior to the acquisitions in 2007. Concurrently, on November 28, 2008, the Company signed and executed with Tranhold and Yanyu a series of contractual agreements with a 25-year, renewable term. These contractual agreements require the pledge of the original shareholders’ equity interests and stock certificates of the VIEs. At any time during the agreement period, the Company has absolute rights to acquire any portion of the equity interests of those VIEs under no-cost conditions. In

Tri-Tech Holding, Inc.

Notes To Consolidated Financial Statements—(Continued)

September 30, 2009 and 2008

addition, the Company has absolute rights to appoint directors and officers of those VIEs and to obtain the profits from those VIEs. These agreements consist of the following agreements (Operating Agreements subsequently entered):

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

Tri-Tech Holding, Inc.

Notes To Consolidated Financial Statements—(Continued)

September 30, 2009 and 2008

Exclusive Equity Interest Purchase Agreement. Each of the shareholders of Tranhold and Yanyu (other than the SOE Shareholder of Yanyu) has entered into an Exclusive Equity Interest Purchase Agreement, which provides that TTB will be entitled to acquire such shares from the current shareholders upon certain terms and conditions, if such a purchase is or becomes allowable under PRC laws and regulations. The Exclusive Equity Interest Purchase Agreement also prohibits the current shareholders of each of Tranhold and Yanyu (other than the SOE Shareholder of Yanyu) from transferring any portion of their equity interests to anyone other than TTB. TTB has not yet taken any corporate action to exercise this right of purchase, and there is no guarantee that it will do so or will be permitted to do so by applicable law at such time as it may wish to do so.

Operating Agreements. TTB, Tranhold, Yanyu and each of their respective shareholders (other than the SOE Shareholder of Yanyu) have entered into an Operating Agreement on July 3, 2009, which requires TTB to guarantee the obligations of each of Tranhold and Yanyu in their business arrangements with third parties. Each of Tranhold and Yanyu, in return, agrees to pledge its accounts receivable and all of its assets to TTB. Moreover, each of Tranhold and Yanyu agrees that without the prior consent of TTB, such company will not engage in any transactions that could materially affect its assets, liabilities, rights or operations, including, without limitation, incurrence or assumption of any indebtedness, sale or purchase of any assets or rights, incurrence of any encumbrance on any of its assets or intellectual property rights in favor of a third party or transfer of any agreements relating to its business operation to any third party. Pursuant to these operating agreements, TTB provides guidance and instructions on each of Tranhold’s and Yanyu’s daily operations and financial affairs. The contracting shareholders of each of Tranhold and Yanyu must designate the candidates recommended by TTB as their representatives on their respective boards of directors. TTB has the right to appoint and remove senior executives of each of Tranhold and Yanyu.

The Company provided advances to its VIEs in total of $706,881 for the nine months ended September 30, 2009. The Company has the accumulative outstanding advances to Tranhold and Yanyu in total of $1,963,936 and $1,257,055 as of September 30, 2009 and December 31, 2008, respectively.

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

Tri-Tech Holding, Inc.

Notes To Consolidated Financial Statements—(Continued)

September 30, 2009 and 2008

The following are major categories of the Assets and Liabilities of the VIEs:

	Yanyu	Tranhold
	September 30, 2009	September 30, 2009
	(Unaudited)
Current Assets	$3,247,341	$6,507,400
Plant and equipment, net	23,423	299,366
Intangible assets	554,715	265,471
Liabilities assumed	(1,717,232)	(4,433,182)
Total shareholders’ equity	$2,108,247	$2,639,055

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

For presentation of the financials statements, we assume to have issued 3,555,000 ordinary shares at the beginning of the period. On September 9, 2009, the Company completed its initial public offering (IPO) of 1,700,000 ordinary shares at $6.75 per share. By September 30, 2009, there are warrants of 177,500 and options of 525,500 unexercisable.

Tri-Tech Holding, Inc.

Notes To Consolidated Financial Statements—(Continued)

September 30, 2009 and 2008

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

Plant and equipment

The Company states plant and equipment at cost less accumulated depreciation. The Company computes depreciation using the straight-line method over the estimated useful lives of the assets with 5% residual value. The depreciation expense for the quarters ended September 30, 2009 and 2008 amounted to $17,330 and $7,897 respectively. The depreciation expense for the nine months ended September 30, 2009 and 2008 amounted to $37,333 and $22,117, respectively.

Estimated useful lives of the Company’s assets are as follows:

Useful Life
Buildings and improvements	40 years
Transportation equipment	5-8 years
Machinery	10 years
Office equipment	5 years
Furniture	5 years

The Company eliminates the cost and related accumulated depreciation of assets sold or otherwise

Tri-Tech Holding, Inc.

Notes To Consolidated Financial Statements—(Continued)

September 30, 2009 and 2008

retired from the accounts and includes any gain or loss in the statement of income. The Company charges maintenance, repairs and minor renewals directly to expenses as incurred, and it capitalizes major additions and betterment to buildings and equipment.

The financing cost $2,485 from installation for equipment purchase incurred has been expensed.

Valuation of Long-Lived Assets

The Company reviews the carrying value of its long-lived assets, including plant and equipment, and finite life intangibles whenever events or changes in circumstances indicate that the carrying value may not be recoverable. To the extent the estimated undiscounted future cash inflows attributable to the asset, less estimated undiscounted future cash outflows, are less than the carrying amount, the Company recognizes an impairment loss in an amount equal to the difference between the carrying value of such assets and fair value. The Company reports assets for which there is a committed disposition plan, whether through sale or abandonment, at the lower of carrying value or fair value less costs to sell.

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

The amortization expense for the quarters ended September 30, 2009 and September 30, 2008 amounted to $12,718 and $12,808, respectively. The amortization expense for the nine months ended September, 2009 and September 30, 2008 amounted to $38,115 and $37,606, respectively.

Balance Sheet Classifications

The Company uses a one-year time period as the basis for classifying all current assets and liabilities.

Tri-Tech Holding, Inc.

Notes To Consolidated Financial Statements—(Continued)

September 30, 2009 and 2008

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

Provided unapproved change orders or claims occur in the future, in accounting for contracts, the Company follows Paragraphs 62 and 65 of the AICPA’s Statement of Position 81-1 - Accounting for Performance of Construction-Type and Certain Production-Type Contracts (“SOP 81-1”). We will recognize as revenues costs associated with unapproved change orders (Paragraph 62 of SOP 81-1) or claims (Paragraph 65 of SOP 81-1) to the extent it is probable that such claims and change orders will result in additional contract revenue, and the amount of such additional revenue can be reliably estimated. Contract losses are provided for in their entirety in the period that they become known, without regard to the percentage-of-completion. However, we have not experienced significant unapproved change orders in the past.

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

Tri-Tech Holding, Inc.

Notes To Consolidated Financial Statements—(Continued)

September 30, 2009 and 2008

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

Research and Development

Research and development expenses include salaries, consultant fees, supplies and materials, as well as costs related to other overhead such as depreciation, facilities, utilities and other departmental expenses. The Company expenses costs for the development of new software products and substantial enhancements to existing software products as incurred until technological feasibility has been established, at which time any additional costs are capitalized. The management of the Company is responsible for assessing the establishment of technological feasibility in accordance with FAS 86. Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.

Research and development costs recorded in selling and general and administrative expenses were $61,552 and $520 during the quarters ended September 30, 2009 and 2008, and $169,346 and $83,091 during the nine months ended September 30, 2009 and 2008.No research and development expenses were capitalized in 2009 and 2008.respectively.

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

Tri-Tech Holding, Inc.

Notes To Consolidated Financial Statements—(Continued)

September 30, 2009 and 2008

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Translation adjustments amounted to $427,737 and $361,328 as of September 30, 2009 and December 31, 2008, respectively. The Company translated balance sheet amounts with the exception of equity at September 30, 2009 at RMB6.8290 to US$1.00 as compared to RMB6.8346 to US$1.00 at December 31, 2008. The Company stated equity accounts at their historical rate. The average translation rates applied to income statement accounts for the quarters ended September 30, 2009 and the quarters ended September 30, 2008 were RMB 6.8310 and RMB6.8402, respectively.

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

Stock-based Compensation

The Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”.

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

Tri-Tech Holding, Inc.

Notes To Consolidated Financial Statements—(Continued)

September 30, 2009 and 2008

shares, common stock options and warrants and their equivalents using the treasury stock method) were exercised or converted into common stock. The Company excludes potential common shares in the diluted EPS computation in periods of losses from continuing operations, as their effect would be anti-dilutive.

We have granted options of 525,500 to our key employees and warrants of 177,500 to the underwriter, both of which are included when calculating the earnings per share diluted.

Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in equity except those resulting from investments by owners and distributions to owners. The Company has chosen to report comprehensive income (loss) in the statements of operations and comprehensive income.

Financial Instruments

The Company carries the carrying value of financial instruments, which consists of cash and cash equivalents, short-term investments, accounts receivable, trade notes receivable, accounts payable, trade notes payable, and other payables at cost, which approximates fair value due to the short-term nature of these instruments. The Company does not use derivative instruments to manage risks.

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

Recently Issued Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (FASB) issued amended revenue recognition guidance for arrangements with multiple deliverables(ASU No.2009-13). The new guidance eliminates the residual method of revenue recognition and allows the use of management’s best estimate of selling price for individual elements of an arrangement when vendor specific objective evidence (VSOE), vendor objective evidence (VOE) or third-party evidence (TPE) is unavailable. For the company, this guidance is effective for all new or materially modified arrangements entered into on or after January 1, 2011 with earlier application permitted as of the beginning of a fiscal year. Full retrospective application of the new guidance is optional. The company is currently assessing its implementation of this new guidance, but does not expect a material impact on the Consolidated Financial Statements.

In October 2009, the FASB issued guidance which amends the scope of existing software revenue recognition accounting(ASU No.2009-14). Tangible products containing software components and non-software components that function together to deliver the product’s essential functionality would be scoped out of the accounting guidance on software and accounted for based on other appropriate revenue

Tri-Tech Holding, Inc.

Notes To Consolidated Financial Statements—(Continued)

September 30, 2009 and 2008

recognition guidance. For the company, this guidance is effective for all new or materially modified arrangements entered into on or after January 1, 2011 with earlier application permitted as of the beginning of a fiscal year. Full retrospective application of the new guidance is optional. This guidance must be adopted in the same period that the company adopts the amended accounting for arrangements with multiple deliverables described in the preceding paragraph. The company is currently assessing its implementation of this new guidance, but does not expect a material impact on the Consolidated Financial Statements.

In September 2009, the FASB issued amended guidance concerning fair value measurements of investments in certain entities that calculate net asset value per share (or its equivalent) (ASU No.2009-12). If fair value is not readily determinable, the amended guidance permits, as a practical expedient, a reporting entity to measure the fair value of an investment using the net asset value per share (or its equivalent) provided by the investee without further adjustment. The amendments are effective for interim and annual periods ending after December 15, 2009. The company does not expect a material impact on the Consolidated Financial Statements due to the adoption of this amended guidance.

In August 2009, the FASB issued guidance on the measurement of liabilities at fair value(ASU No.2009-5). The guidance provides clarification that in circumstances in which a quoted market price in an active market for an identical liability is not available, an entity is required to measure fair value using a valuation technique that uses the quoted price of an identical liability when traded as an asset or, if unavailable, quoted prices for similar liabilities or similar assets when traded as assets. If none of this information is available, an entity should use a valuation technique in accordance with existing fair valuation principles. The company adopted this guidance in the quarter ended September 30, 2009 and there was no material impact on the Consolidated Financial Statements.

In June 2009, the Financial Accounting Standards Board (FASB) issued account Accounting Standard Update No.2009-02. “Amendments to Various Topics for Technical corrections”, this is an omnibus update, this update is effective for financial statements issued for interim and annual periods ending after July 1, 2009. This Statement did not impact the consolidated financial results.

In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 168 (ASC No.105), “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (the Codification). The Codification, which was launched on July 1, 2009, became the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF) and related literature. The Codification eliminates the GAAP hierarchy contained in SFAS No. 162 and establishes one level of authoritative GAAP. All other literature is considered non-authoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The company adopted this Statement for its quarter ending September 30, 2009. There was no change to the company’s Consolidated Financial Statements due to the implementation of this Statement.

In June 2009, the FASB issued SFAS No. 167(ASC No.810), “Amendments to FASB Interpretation No. 46(R),” and SFAS No. 166(ASC No., “Accounting for Transfers of Financial Assets—an amendment of

Tri-Tech Holding, Inc.

Notes To Consolidated Financial Statements—(Continued)

September 30, 2009 and 2008

FASB Statement No. 140(ASC No.860).” SFAS No. 167 amends FASB Interpretation 46(R) to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and requires ongoing qualitative reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. SFAS No. 166 amends SFAS No. 140 by removing the exemption from consolidation for Qualifying Special Purpose Entities (QSPEs). This Statement also limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized when the transferor has not transferred the entire original financial asset to an entity that is not consolidated with the transferor in the financial statements being presented and/or when the transferor has continuing involvement with the transferred financial asset. The company will adopt these Statements for interim and annual reporting periods beginning on January 1, 2010. The company does not expect the adoption of these standards to have any material impact on the Consolidated Financial Statements.

In May 2009, the FASB issued SFAS No. 165(ASC No.855), “Subsequent Events.” This Statement sets forth: 1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; 2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and 3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This Statement is effective for interim and annual periods ending after June 15, 2009. The company adopted this Statement in the quarter ended June 30, 2009. This Statement did not impact the consolidated financial results.

In April 2009, the FASB issued FASB Staff Position (FSP) FAS 141(R)-1(ASC No.805), Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies , which amends the accounting in SFAS 141(R) for assets and liabilities arising from contingencies in a business combination. The FSP is effective January 1, 2009, and requires pre-acquisition contingencies to be recognized at fair value, if fair value can be reasonably determined during the measurement period. If fair value cannot be reasonably determined, the FSP requires measurement based on the recognition and measurement criteria of SFAS 5, Accounting for Contingencies. Adoption of FSP FAS 141(R)-1 did not have an impact on the Company’s financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP No. FAS 107-1(ASC No.825) and APB 28-1(ASC No.270), “Interim Disclosures about Fair Value of Financial Instruments”. This FASB staff position amends FASB Statement No. 107 to require disclosures about fair values of financial instruments for interim reporting periods as well as in annual financial statements. The staff position also amends APB Opinion No. 28 to require those disclosures in summarized financial information at interim reporting periods. This FASB staff position becomes effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted these standards. The adoption of these standards did not materially impact its financial statements.

In April 2009, the FASB issued FSP No. FAS 115-2(ASC No.320) and FAS 124-2(ASC No.958), “Recognition and Presentation of Other-Than-Temporary Impairments”. This FSP amends the other-than-temporary impairment guidance in GAAP for debt securities. If an entity determines that it has an other-than-temporary impairment on a security, it must recognize the credit loss on the security in the income

Tri-Tech Holding, Inc.

Notes To Consolidated Financial Statements—(Continued)

September 30, 2009 and 2008

statement. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. The staff position expands disclosures about other-than-temporary impairment and requires that the annual disclosures in FASB Statement No. 115 and FSP FAS 115-1 and FAS 124-1 be made for interim reporting periods. This FSP becomes effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted this standard. The adoption of this standard did not materially impact its financial statements.

In March, 2008, SFAS No. 161(ASC No.815), “Disclosures and Derivatives Instruments and Hedging Activities, an amendment of FASB Statements No. 133.” SFAS No. 161 requires additional disclosures about the Company’s objectives in using the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133, “Accounting for Derivatives Instruments and Hedging Activities,” and its related interpretations. The Company adopted SFAS No. 161. The adoption of this standard did not materially impact its financial statements.

In September 2006, the FASB issued SFAS No. 157(ASC No.820), “Fair Value Measurements”. This statement defines fair value, establishes a framework for measuring fair value according to generally accepted accounting principles and expands disclosures of fair value measurement. In application, this statement does not require any new fair value measurements. It is effective for fiscal years beginning after November 15, 2007, and all interim periods within those fiscal years. Earlier application is permitted if the entity has not yet issued interim or annual financial statements for that fiscal year. However, on February 12, 2008, the FASB issued FSP FAS 157-2, which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years for items within the scope of this FSP. The Company adopted these standards. The adoption of these standards did not materially impact its financial statements. We did not have any financial assets and/or liabilities measured at fair value as of June 30, 2009.

In March 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (Revised 2007) (“SFAS 141R”)(ASC No.805), “Business Combinations”. SFAS 141R requires an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. Accordingly, the Company adopted this Statement on January 1, 2009. There was no impact upon adoption, and its effects on future periods will depend on the nature and significance of business combinations subject to this statement.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 (“SFAS 160”)(ASC No.810), “Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51.” SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Pursuant to the transition provisions of SFAS No. 160, the Company adopted the Statement on January 1, 2009 via retrospective application of the presentation and disclosure requirements. Noncontrolling interests were reclassified from the Liabilities section to the Stockholders’ Equity section in the Consolidated Statement of Financial Position as of January 1, 2009.

Tri-Tech Holding, Inc.

Notes To Consolidated Financial Statements—(Continued)

September 30, 2009 and 2008

In April 2008, the FASB issued Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”)(ASC No.350). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other applicable accounting literature. The Company adopted this Statement on January 1, 2009. There was no impact upon adoption, and its effects on future periods will depend on the nature and significance of business combinations subject to this statement.

In June 2008, the FASB issued FSP EITF 03-6-1(ASC No.260), “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” which became effective in 2009 via retrospective application. Under the FSP, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and, therefore, are included in computing earnings per share (EPS) pursuant to the two-class method. The two-class method determines earnings per share for each class of common stock and participating securities according to dividends or dividend equivalents and their respective participation rights in undistributed earnings. Restricted Stock Units (RSUs) granted to employees prior to December 31, 2007 are considered participating securities as they receive non-forfeitable dividend equivalents at the same rate as common stock. RSUs granted after December 31, 2007 do not receive dividend equivalents and are not considered participating securities. The company retrospectively adopted the FSP on January 1, 2009. The adoption of this standard did not materially impact its financial statements.

In November 2008, the FASB ratified EITF Issue 08-7(ASC No.350), “Accounting for Defensive Intangible Assets.” A defensive intangible asset is an asset acquired in a business combination or in an asset acquisition that an entity does not intend to actively use. According to the guidance, defensive intangible assets are considered to be a separate unit of account and valued based on their highest and best use from the perspective of an external market participant. The company adopted EITF 08-7 on January 1, 2009. There was no material impact upon adoption, and its effects on future periods will depend on the nature and significance of the business combinations subject to this statement.

In December 2008, the FASB issued FSP FAS 132(R)-1(ASC No.715), “Employers’ Disclosures about Postretirement Benefit Plan Assets.” This FSP amends SFAS No. 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits” to require more detailed disclosures about the fair value measurements of employers’ plan assets including: (a) investment policies and strategies; (b) major categories of plan assets; (c) information about valuation techniques and inputs to those techniques, including the fair value hierarchy classifications (as defined by SFAS No. 157) of the major categories of plan assets; (d) the effects of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets; and (e) significant concentrations of risk within plan assets. The disclosures required by the FSP will be included in the company’s year ending 2009 Consolidated Financial Statements. This Statement does not impact the consolidated financial results as it is disclosure-only in nature.

Tri-Tech Holding, Inc.

Notes To Consolidated Financial Statements—(Continued)

September 30, 2009 and 2008

3. Accounts Receivable

Based on the Company’s valuation review, management believes the net balance on each balance sheet date herein was collectable.

The following analysis details the changes in the Company’s allowances for doubtful accounts during the nine months ended September 30, 2009 and December 30, 2008:

	September 30, 2009 (Unaudited)	December 31, 2008 (Restated)
Balance at beginning of the year	$62,286	$39,351
Increase in allowances during the period	(3,826)	22,935
Write-offs during the period	(7,175)	—
Balance at the end of the quarter	$51,285	$62,286

4. Inventories

Inventories consisted of the following:

	September 30, 2009 (Unaudited)	December 31, 2008 (Restated)
Raw materials	$123,717	$112,638
Finished goods	517,012	226,172
Project work-in-progress	1,011,090	1,127,658
Totals	$1,651,819	$1,466,468

The Company reviews its inventory periodically for possible obsolete goods and to determine if any reserves are necessary for potential obsolescence. As of September 30, 2009 and December 31, 2008, the Company determined that no more reserves were necessary.

Tri-Tech Holding, Inc.

Notes To Consolidated Financial Statements—(Continued)

September 30, 2009 and 2008

5. Plant and Equipment

Plant and equipment consist of the following:

	September 30, 2009 (Unaudited)	December 31, 2008 (Restated)
Transportation equipment	$308,006	$123,498
Office equipment	145,617	137,666
Furniture	6,765	10,140

Total plant and equipment	460,387	271,304
Less accumulated depreciation	(135,239)	(97,176)
Plant and equipment, net	$325,148	$174,128

6. Notes Receivable

Notes receivable represents advances the Company made to third parties without specific terms and sometimes without interest. The interest rates charged range from 6% to 12%. The Company’s management believes that all the notes will be repaid within one year.

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

9. Long-term liabilities

Company purchased transport equipment payable on installments, pursuant to the payment agreement, the remaining payments totaled $69,069 will be payable within 19 months at $3,635 per month from September 30, 2009.

10. Income Taxes

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

Tri-Tech Holding, Inc.

Notes To Consolidated Financial Statements—(Continued)

September 30, 2009 and 2008

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

According to Taxation Notice No. 9 (2009), TTB is required to pay income at the rate of 25% for the fiscal year ended December 2008. As a result, the Company was required to pay additional $139,562 for the fiscal year ended December 31, 2008.

Pursuant to the Taxation Notice and supplementary regulations, only the high-tech companies re-certified under the new criteria of high-tech enterprise are granted the preferred tax rates. The Company has already filed application for re-certification of a high-tech enterprise under the new criteria. The application is currently pending for approval.

Tri-Tech Holding, Inc.

Notes To Consolidated Financial Statements—(Continued)

September 30, 2009 and 2008

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

The Company had paid income taxes $17,496 for the nine months ended September 30, 2009.

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

A summary of the significant effects of the restatement on the Company’s consolidated statement of income and comprehensive income for the year ended December 31, 2008 is as follows:

	As of December 31, 2008
Item	As Previously Reported	Adjustments	As Restated
Provision for income taxes expenses	$29,760	$172,487	$202,247
Net income	1,877,324	(172,487)	1,704,837
Noncontrolling Interests Income	9,270	(585)	8,685
Net income attributable to Tri-Tech Holding Inc.	1,868,055	(171,902)	1,696,153
Foreign currency translation adjustment	262,495	(2,787)	259,708
Comprehensive income	2,139,819	(175,274)	1,964,546
Comprehensive income attributable to noncontrolling interests	9,270	7,951	17,221
Comprehensive income attributable to Tri-Tech Holding Inc.	$2,130,549	$(183,226)	$1,947,324
Net income attributable to Tri-Tech Holding Inc. per share:
Basic and diluted	$0.53	—	$0.53
Shares used in computation:
Basic and dilute	3,555,000	—	3,215,000

Tri-Tech Holding, Inc.

Notes To Consolidated Financial Statements—(Continued)

September 30, 2009 and 2008

The provision for income tax expense (benefit) from continuing operations consists of the following:

	Quarters Ended September 30,
	2009	2008
	(Unaudited)
Current:
PRC	$80,349	$—

Deferred:
PRC	234,022	20,276
Total income tax expense (benefit)	$314,371	$20,276

Significant components of the Company’s net deferred tax assets/ (liabilities) are as follows:

	September 30, 2009(Unaudited)	December 31, 2008(Restated)
Deferred tax assets:
Allowances and reserves	$—	$—
Net operating loss carry forwards	42,499	107,266
Total gross deferred tax assets	42,499	107,266
Less valuation allowance	—	—
Total net deferred tax assets	42,499	107,266
Deferred tax liabilities:
Revenue recognition based on percentage of completion	369,756	190,909
Total net deferred tax assets (liabilities)	$(327,257)	$(83,643)

Yanyu had accumulated net operating losses of RMB1,160,920 (approximately $169,998) for income tax purposes as of September 30, 2009. These net operating losses can be carried forward for 5 years to reduce future years’ PRC taxable income. These carry forwards will expire, if not utilized, beginning in 2009 and continue through 2014.

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

Tri-Tech Holding, Inc.

Notes To Consolidated Financial Statements—(Continued)

September 30, 2009 and 2008

11. Equity

On September 9, 2009, the Company announced its initial public offering (IPO) of 1,700,000 ordinary shares at $6.75 per share. In order to mitigate some of the risk of forward-looking, each of the founders of TRIT has agreed to place, on a pro rated basis, that number of ordinary shares into escrow that is equal to 20% of the maximum number of shares to be sold in this offering (“Founders’ Shares”). If TRIT has higher EPS than $0.7205 in 2009 (calculated before the effects of the expenses related to Warrants, Options and escrow shares, and with the assumption as indicated above), the Founders’ Shares will be released to the Founders from escrow. Because the Founders’ Shares have been escrowed as a condition of completing the initial public offering and will be released to the Founders without regard to the shareholders’ continued employment if TRIT meets the foregoing criteria, we have determined that no compensatory arrangement exists. Accordingly, we will account for the escrow shares as an element of the overall transaction and will not recognize any compensation expense upon the return of escrow shares to the Founders. If our company does not meet the criteria for releasing the Founders’ Shares, then we will redeem the Founders’ Shares without payment, resulting in the reduction of TRIT shares outstanding.

12. Warrants

On September 9, 2009, being a portion of investment bank’s finance commission, a total of 170,000 warrants was issued to Anderson & Strudwick Incorporated. On the same day, a total of 7,500 warrants were issued to Hawk associates Inc, our investor relations consultancy. The company had 177,500 warrants as of September 30, 2009. All warrants will be exercise price equal to $8.10 per share, at any time on and after one hundred eighty (180) days after the grant date, and the expiration date will be September 9, 2014.

The fair value of each warrants award is estimated on the date of grant using a Black Scholes Model that uses the item noted in the following table.

Fair value per share (USD/share)	5.94
Exercise price (USD/share)	8.10
Risk free rate	2.74%
Dividend yield	0.00%
Expected term/Contractual Life (No. of Yrs)	5.0
Expected volatility	53.0%

(1) Fair Value of Underlying Ordinary Shares

With reference to Paragraph 17 of SFAS123R, a restricted stock discount was applied to price of the Company’s ordinary shares to reflect the fact that the warrant holders are restricted from exercising the warrant within 180-days after its vesting date. When determining the restricted stock discount, the Black Scholes option

Tri-Tech Holding, Inc.

Notes To Consolidated Financial Statements—(Continued)

September 30, 2009 and 2008

model was used. Under the option-pricing method, the cost of the put option, which can hedge the price change before the privately held share can be sold, was considered as a basis to determine the discount for lack of marketability. Based on the analysis, restricted stock discount of 12% was applied on the market price of our common share as warrant grant dates.

(2) Exercise price

The exercise price of the warrant was determined by the Company’s board of directors.

(3) Risk-free interest rate

Risk-free interest rate was estimated based on the yield to maturity of China international government bonds with a maturity period close to the term of the warrants.

(4) Dividend yield

Dividend yield of 0% was estimated by management of the Company

(5) Life to Expiration

Life to expiration was based on contractual term of the warrants,

(6) Volatility

The volatility of the underlying ordinary shares during the life of the warrants was estimated based on the historical stock price volatility of listed comparable companies over a period comparable to the expected term of the warrants.

The grant-date fair value of warrants granted on September 9, 2009 was $2.37. The total fair value of warrants was $420,675.

The warrants expense for investment bank was $402,900 which recognized as IPO expense. The warrants expense for IR recognized as general and administrative expense for the three months ended September 30, 2009 was $4,870, and the other $12,905 will recognized as general and administrative expense on the next 132 days.

13. Options issued to employees

TRIT’s 2009 employee share option plan which is shareholder-approved permits the grant of share options to its employees for up to 525,500 shares of common stock. On September 9, 2009, TRIT granted employee 525,500 stock options with an exercise price equal to $6.75 to its senior management. The options will vest based on 5 years of continuous service and have 10-year contractual terms from September 9, 2009. The options will vest over five years and 20% every year. Certain options provide for accelerated vesting because there is a change in control (as defined in the employee share option plan). The company had 525,500 stock options as of September 30, 2009.

The fair value of each option award is estimated on the date of grant using a Black Scholes Model that uses the item noted in the following table.

Fair value per share (USD/share)	6.75
Exercise price (USD/share)	6.75
Risk free rate	2.74%
Dividend yield	0.00%
Expected term/Contractual Life (No. of Yrs)	6.5
Expected volatility	50.0%

Tri-Tech Holding, Inc.

Notes To Consolidated Financial Statements—(Continued)

September 30, 2009 and 2008

(1) Fair Value of Underlying Ordinary Shares

This is based on market price of the Company’s ordinary shares as of option grant dates.

(2) Exercise price

The exercise price of the options was determined by the Company’s board of directors.

(3) Risk-free interest rate

Risk-free interest rate was estimated based on the yield to maturity of China international government bonds with a maturity period close to the expected term of the options.

(4) Dividend yield

Dividend yield of 0% was estimated by management of the Company.

(5) Expected term

As the Company did not have historical share option exercise experience, it estimated the expected term as the average between the vesting term of the options and the original contractual term.

(6) Volatility

The volatility of the underlying ordinary shares during the life of the options was estimated based on the historical stock price volatility of listed comparable companies over a period comparable to the expected term of the options.

The grant-date fair value of options granted on September 9, 2009 was $3.53. The total fair value of options was $1,855,015. None of options is vested under the employee share option plan as of September 30, 2009.

The total option compensation expense recognized for the three months ended September 30, 2009 was $33,882, the other $1,821,133 will recognized as general and administrative expense on the next 1,072 days.

14. Commitments and Contingencies

Operating Leases

As of September 30, 2009, the Company had commitments under certain operating leases, requiring annual minimum rentals as follows:

2009	$44,284
2010	139,030
2011	71,378
2012	—
2013	—
Total	$254,692

The leased properties are principally located in the PRC and are used for administration and research and development purposes. The terms of these operating leases varied from one to three years.

Tri-Tech Holding, Inc.

Notes To Consolidated Financial Statements—(Continued)

September 30, 2009 and 2008

Pursuant to contracts, when the contracts are expired, we have the rights to extended them with new negotiated prices. The leases are renewable subject to negotiation. Rental expenses were $40,032 and $42,053 for the quarters ended September 30, 2009 and September 30, 2008, $124,894 and $115,300 for the nine months ended September 30, 2009 and September 30, 2008, respectively.

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

15. Certain Significant Risks and Uncertainties

Cash includes cash on hand and demand deposits in accounts maintained with state owned banks within the PRC. Total cash in these banks at September 30, 2009 and December 31, 2008, amounted to $ 10,306,076 and $732,418, respectively, of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

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

The Company has five major customers which represented approximately 33.6% and 69.7% of the Company’s sales for the nine months ended September 30, 2009 and September 30, 2008, respectively. Sales to one customer amounted to $1,428,343 or accounted for 13.1% of the Company’s sales for the nine months ended of September 30,2009. Sales to two customers amounted to $1,407,530 and $961,058 or accounted for 25.4% and 17.3% of the Company’s sales for the nine months ended of September 30, 2008, respectively.

16. Related Party Transactions

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

Tri-Tech Holding, Inc.

Notes To Consolidated Financial Statements—(Continued)

September 30, 2009 and 2008

17. Retirement Plan

The Company and its subsidiaries are required to participate in a central pension scheme operated by the local municipal government. The Company is required to contribute approximately 20% of its payroll costs, subject to certain caps with reference to average municipal salary, to the central pension scheme in 2008 and 2007. The Company charges contributions to its income statement as they become payable in accordance with the rules of the scheme. The aggregate contributions of the Company to retirement benefit schemes amounted to $14,498 and $11,094 for the quarters ended September 30, 2009 and September 30, 2008, $40,162 and $34,158 for the nine months ended September 30, 2009 and September 30, 2008, respectively.

18. Statutory Reserves

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

Tri-Tech Holding, Inc.

Notes To Consolidated Financial Statements—(Continued)

September 30, 2009 and 2008

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

For the nine months ended September 30, 2009 and the nine months ended September 30, 2008, respectively, the Company made no appropriations to statutory reserves.

19. Segment and Geographic Information

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

	For the nine months ended September 30, 2009 (Unaudited)
	Segment 1 Wastewater and Tail Gas Treatment	Segment 2 Water Resource Management	Total
Revenues	$6,806,977	$4,098,192	$10,905,169
Cost of revenues (exclusive of depreciation and amortization expenses shown separately below):	3,845,232	2,691,211	6,536,443
Operating expenses:
Depreciation and amortization expenses	36,968	38,482	75,450
Other operating expenses	907,244	462,870	1,370,114
Total operating expenses	944,212	501,352	1,445,564
Other income, net	(2,778)	68,079	65,301
Income before income taxes and noncontrolling interest	$2,014,755	$973,708	$2,988,463

Tri-Tech Holding, Inc.

Notes To Consolidated Financial Statements—(Continued)

September 30, 2009 and 2008

	For the nine months ended September 30, 2008 (Unaudited)
	Segment 1 Wastewater and Tail Gas Treatment	Segment 2 Water Resource Management	Total
Revenues	$3,187,788	$2,363,578	$5,551,366
Cost of Revenues (exclusive of depreciation and amortization expenses shown separately below):	1,915,947	1,285,081	3,201,028
Operating expenses:
Depreciation and amortization expenses	19,117	40,605	59,722
Other operating expenses	574,640	440,425	1,015,065
Total operating expenses	593,757	481,030	1,074,787
Other income, net	(1,003)	79,111	78,108
Income before income taxes and noncontrolling interest	$677,081	$676,578	$1,353,659

	Quarters Ended September 30, 2009 (Unaudited)
	Segment 1 Wastewater and Tail Gas Treatment	Segment 2 Water Resource Management	Total
Revenues	$3,797,872	$1,112,961	$4,910,833
Cost of revenues (exclusive of depreciation and amortization expenses shown separately below):	2,308,345	681,743	2,990,088
Operating expenses:
Depreciation and amortization expenses	17,506	12,543	30,049
Other operating expenses	346,658	203,840	550,498
Total operating expenses	364,164	216,383	580,547
Other income, net	(2,849)	49,360	46,511
Income before income taxes and noncontrolling interest	$1,122,514	264,195	$1,386,709

Tri-Tech Holding, Inc.

Notes To Consolidated Financial Statements—(Continued)

September 30, 2009 and 2008

	Quarters Ended September 30, 2008 (Unaudited)
	Segment 1 Wastewater and Tail Gas Treatment	Segment 2 Water Resource Management	Total
Revenues	$1,230,114	$892,384	$2,122,498
Cost of Revenues (exclusive of depreciation and amortization expenses shown separately below):	696,848	520,898	1,217,746
Operating expenses:
Depreciation and amortization expenses	6,788	13,918	20,706
Other operating expenses	232,789	115,444	348,233
Total operating expenses	239,577	129,362	368,939
Other income, net	200	(218)	(18)
Income before income taxes and noncontrolling interest	$293,889	$241,906	$535,795

Assets by segment

The Company evaluates its assets by segment to generate information needed for internal control, resource allocation and performance assessment. This information also helps management to establish a basis for asset realization, determine insurance coverage, assess risk exposure, and meet requirements for external financial reporting.

Segment assets of the Company are as follows:

	As of September 30, 2009 (Unaudited)
	Segment 1 Wastewater and Tail Gas Treatment	Segment 2 Water Resource Management	Total
Segment Assets	$11,877,464	$11,430,739	$23,308,203

Tri-Tech Holding, Inc.

Notes To Consolidated Financial Statements—(Continued)

September 30, 2009 and 2008

	As of December 31, 2008 (Restated)
	Segment 2 Water Resource Management	Segment 1 Wastewater and Tail Gas Treatment	Total
Segment Assets	$4,868,136	$3,906,088	$8,774,224

All of sales of the Company were made in the PRC.