Form 10-Q
period 2010-03-31
Tri-Tech Holding, Inc.
filed 2010-05-13
CIK 1460801

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the three month period ended March 31, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The Company is authorized to issue 30,000,000 ordinary shares, $0.001 par value per share. As of the date of this report, the Company has 7,791,833 issued and outstanding shares of common stock.

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

Overview

We are a leading provider of integrated solutions in China for its water and environmental problems. We are headquartered in Beijing with a current headcount of 140 employees. Our clients are a combination of government agencies, municipalities, and industrial companies and are located throughout China. Since our inception in 2002, we have successfully implemented more than 260 projects in 29 provinces, municipalities and autonomous regions in China.

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

For the quarters ended March 31, 2010 and 2009, our total revenues amounted to approximately $4.2 million and $2.9 million, respectively, a 48.7% quarter-over-quarter increase. Our revenues are subject to VAT, business tax, urban maintenance and construction tax and additional education fees. We deduct these amounts from our gross revenues to arrive at our total revenues. Our net income for the quarters ended March 31, 2010 and 2009 was $0.8 million and $0.6 million, respectively, a quarter-over-quarter increase of 36.2%.

The Company experienced rapid growth in the sales of system integration, in the first quarter of 2010. Depending on the demand of customers and market conditions, we played different roles in the market, such as prime contractor, subcontractor, and hardware, software and service provider. However, with the further development of this market, we expect our sales price and profitability will change due to the intense competition in the sales of hardware and software products. In order to maintain the competition advantages, we will aggregate all our resources to expand our market share of prime contract and subcontract projects.

We generate revenues from services we provide in our three operating segments: (i) wastewater and tail gas treatment (ii) water resource management and (ii) industrial pollution control. Total sales and costs are divided between the three segments.

Wastewater and Tail Gas Treatment (“Segment 1”)

Revenues for this segment were $2.6 million in the quarter ended March 31, 2010, an increase of 65.8% over revenues of $1.5 million in this segment in the quarter ended March 31, 2009. Cost of revenue (exclusive of depreciation and amortization) was $1.5 million in the quarter ended March 31 2010, an increase of 79.1% over cost of revenue (exclusive of depreciation and amortization) of $0.9 million in the quarter ended March 31 2009. Operating expenses were $0.4 million in the quarter ended March 31 2010, an increase of 70.0% over operating expenses of $0.3 million in the quarter ended March 31, 2009. Net income attributable to Tri-Tech Holding Inc. (“TRIT”) was $0.6 million in the quarter ended March 31 2010, an increase of 52.4% over net income of $0.4 million in the quarter ended March 31 2009.

Water Resource Management (“Segment 2”)

Revenues for this segment were $1.6 million in the quarter ended March 31 2010, an increase of 23.8% over revenues of $1.3 million in this segment in the quarter ended March 31 2009. Cost of revenue (exclusive of depreciation and amortization) was $0.925 million in the quarter ended March 31, 2010, a decrease of 0.1% over cost of revenue (exclusive of depreciation and amortization) of $0.926 million in the quarter ended March 31, 2009. Operating expenses were $0.5 million in the quarter ended March 31, 2010, an increase of 217.7% over operating expenses of $0.2 million in the quarter ended March 31, 2009. Net income attributable to TRIT was $0.188 million in the quarter ended March 31, 2010, a decrease of 7.3% over net income of $0.203 million in the quarter ended March 31 2009.

Industrial Pollution Control (“Segment 3”)

This is a new segment for 2010. Revenues for this segment were $0.06 million in the quarter ended March 31, 2010. Cost of revenue (exclusive of depreciation and amortization) was $0.01 million, and net income was $0.02 million in the quarter ended March 31, 2010.

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

China’s economy has improved markedly from the worst part of the financial crisis. According to China’s National Bureau of Statistics, China’s GDP for the quarter ended March 31, 2010 reached RMB 8.1 trillion (or $1.2 trillion), an increase of 11.9% over the same period in 2009. The overall fixed asset investment (“FAI”) in the quarter ended March 31, 2010 rose by 26.4%. In the same period, fixed asset investment in water resources, environment and public works management increased 24.5%.

According to the 2009 Chinese Government Annual Report announced by Primer Wen Jiabao, China’s expected GDP growth for 2010 is approximately 8% and the government intends to apply actively fiscal policies and appropriate expansionary monetary policies through a RMB 1.05 trillion increase in the government deficit and an RMB 7.5 trillion increase in bank loans. In addition, the Chinese government will continue to focus its efforts on environmental protection in 2010. To improve its environmental management, and municipal sewage and solid waste treatment in key areas, China will increase its daily sewage treatment capacity by 15 million cubic meters and its daily solid waste treatment capacity by 0.06 million tons. Based on an average construction unit cost of RMB 1300 per cubic meter of treatment capacity, we believe that total spending on sewage treatment will reach RMB 19.5 billion in 2010.

The Ministry of Environmental Protection of China stated that the Chinese government will invest RMB 3.1 trillion in the environmental protection sector during the 12th 5-year plan (2011-2015), including RMB 1.0 trillion in construction of treatment facilities. Governmental spending will be twice as much as that during the 11th 5-year plan (2006-2010). Total volume of environmental protection sector investment is expected to exceed RMB 1.1 trillion in 2010. Given the favorable policies, we believe that the environmental protection industry in China will maintain an annual growth rate between 15% and 20% for the next 5 years.

According to research done by the China Investment Advisory Co., the environmental protection industry in China will maintain an annual growth rate between 15% and 17% during the 11th 5-year plan (2006-2010). The key investment fields include water environment, atmospheric environment, solid waste environment, nuclear safety and radiation environmental protection. In 2010, the total annual income from the environmental protection industry is expected to be from RMB 880 billion to RMB 1 trillion, in which the resource integration utilization output will be RMB 660 billion, the environmental equipment output will be RMB 120 billion and the environmental service output will be RMB 100 billion.

According to the National Development and Reform Commission, the exposure draft of the Energy Conservation and Environmental Protection Industry Development Plan has been submitted to the State Council for approval. The Plan is likely to be issued within the year by officers of the Shanghai Environmental Protection Bureau. It is reported that there will be 4 proposals in the Plan to promote energy conservation and environmental protection, including major-project-led strategies, taxation and financing policy system improvement, establishment of national projects research centers and labs in encouraging technology advances and implementation of new standards and policies to motivate new environmental protection sectors. Based on the market anticipation, China environmental protection industry output will exceed RMB 1 trillion ($150 billion) in 2010 and will account for 7% to 8% of GDP by 2015.

Based on the data shown above, we believe that our company is likely to continue to grow in 2010 because our business is poised to directly benefit from China’s investment in its water and environmental protection infrastructure.

New Opportunities in Water Resources and Wastewater Treatment

We are currently pursuing smaller river basin flood monitoring and forecasting systems, and groundwater monitoring systems in counties across the country. In the quarter ended March 31, 2010, we received the award of 2 projects for smaller river basin flood and forecasting systems in Zunyi and Anshun of Guizhou Province.

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

In 2010, we are closely tracking post-disaster reconstruction projects led by Sichuan Water Authority, Guangdong drought control projects, Henan drought control protects and Guangxi International River monitoring projects.

Our wastewater and tail gas treatment business segment focuses on Tianjin City and Hebei Province. In the quarter ended March 31, 2010, we won 2 contracts from this targeted municipal water and wastewater treatment market, including pump stations, treatment plants, odor control systems, and controls and instruments.

We are actively pursuing opportunities in the industrial wastewater and process tail gas treatment market in the petrochemical industry (such as the SINOPEC and PetroChina), the power generation industry, and the oil and gas industry. In the quarter ended March 31, 2010, we won 1 contract in Jinxi City of Liaoning Province.

Currently almost all newly designed sewage treatment plants have odorous gas containment and control requirements. As such, we expect an increase in sales of our proprietary biofiltration odor control systems.

To take advantage of these new market opportunities, we continue to increase our workforce to meet the anticipated increase in workload. In order to pursue several major new water projects and increase our interaction with our clients, we registered branch offices in Tianjin Dongli Economic Development Zone and Tianjin Baodi Economic Development Zone, and set up a branch office in Hebei Province in 2009.

Strategies for Growth

Wastewater and Tail Gas Treatment

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

Water Resources Management

In a similar manner, we are going to further develop our water resource management services from partial management solutions to full management of large scale river basin projects. We believe that the Chinese government’s decision to initiate new programs and allocate significant investment for their implementation will offer our company significant business opportunities. The severe drought in Southwest China will accelerate investment in water conservancy.

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

Potential Acquisitions of Complementary Businesses

In addition to organic growth, we intend to target selected acquisitions to further enhance our growth. In general, our markets are highly fragmented with small competitors. We will consider acquiring companies that we believe will add significant value to our business. These potential targets may have strong customer relationships but limited market access. Similarly, these targets may possess specialized skills, but the businesses have not scaled to the point where they can fully implement such skills. When evaluating targets we use a disciplined, conservative approach to ensure the acquisitions are strategic and creative.

Results of Operations

	The quarter ended March 31, 2010 ($)	% of sales	The quarter ended March 31, 2009 ($)	% of sales	Change ($)	Change (%)
Revenue	$4,238,114	100%	$2,850,807	100%	$1,387,307	48.7%
Cost of Revenue (exclusive of depreciation and amortization)	2,471,238	58.3%	1,781,723	62.5%	689,515	38.7%
Operating Expenses:
Depreciation and Amortization Expenses	40,442	1.0%	21,583	0.8%	18,859	87.4%
Selling and Marketing Expenses	202,194	4.8%	104,306	3.7%	97,888	93.8%
Other General and Administrative Expenses	696,508	16.4%	279,049	9.8%	417,459	149.6%
Total Operating Expenses	939,144	22.2%	404,938	14.2%	534,206	131.9%
Other Income (Expenses), net	60,180	1.4%	45	0.0%	60,135	134,504%
Income before provision for income taxes and non-controlling interests income	887,912	21.0%	664,190	23.3%	223,722	33.7%
Provision for Income Taxes	67,773	1.6%	63,563	2.2%	4,210	6.6%
Net Income Attributable to Non-controlling Interests	2,525	0.1%	375	0.0%	2,150	573.3%
Net Income Attributable to TRIT	817,614	19.3%	600,252	21.1%	217,362	36.2%

Revenue

Our revenue was $4,238,114 in the quarter ended March 31, 2010, an increase of $1,387,307, or 48.7%, compared to revenue of $2,850,807 in the same period of 2009. The increased revenue was primarily driven by an increase in the number and size of our contractual engagements during this period. For example, in the first quarter of 2010, we obtained several contracts with a sales amount exceeding $1.1 million (equal to RMB 7.2 million). Additionally, the increase of revenue attributable to Segment 1, Segment 2 and Segment 3 was $1,016,069, or 73.2%, $310,595, or 22.4%, and $60,643, or 4.4%, respectively.

Our revenue primarily consists of system integration sales. In the quarter ended March 31 2010, system integration sales were $3,508,085, an increase of $2,188,482, or 165.8%, compared to system integration sales of $1,319,603 in the same period of 2009. Hardware sales were $347,081, a decrease of $750,074, or 68.4%, compared to hardware sales of $1,097,155 in the same period of 2009. Software sales were $382,948, a decrease of $51,101, or 11.8%, compared to software sales of $434,049 in the same period of 2009. Accordingly, in the quarter ended March 31, 2010, of total revenue, system integration sales, hardware sales and software sales were 82.8%, 8.2% and 9.0% respectively, compared to that of 46.3%, 38.5% and 15.2% respectively in the same period of 2009.

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

Cost of Revenue (exclusive of depreciation and amortization)

Our cost of revenue (exclusive of depreciation and amortization) was $2,471,238 in the quarter ended March 31, 2010, an increase of $689,515, or 38.7%, compared to cost of revenue (exclusive of depreciation and amortization) of $1,781,724 in the quarter ended March 31, 2009. The increase in our cost of revenue (exclusive of depreciation and amortization) resulted directly from the increased number of projects during the period. The increase in the quarter ended March 31, 2010 cost of revenue (exclusive of depreciation and amortization) was less than the increase in overall revenue because, during the period: (i) we conducted more projects with higher gross margins; and (ii) we sourced more locally-made equipment at a lower cost in connection with our projects.

Of total revenue, cost of revenue (exclusive of depreciation and amortization) was 58.3% in the quarter ended March 31, 2010 and 62.5% in the same period of 2009. Although we did not experience a significant change in cost of revenue as a percentage of revenues, the large amount of Chinese government spending, urgent construction schedule, and strong market demand resulted in high prices for construction projects. As such, we experienced a business climate that permitted us to enjoy significant growth in revenue while limiting the cost of that revenue. We believe that this market situation will change if the Chinese government reduces the spending on the environmental sector or competition within this industry dramatically increases.

Operating Expenses

In the quarter ended March 31, 2010, our selling expenses were $202,194, an increase of $97,888 or 93.8%, compared to selling expenses of $104,306 in the same period of 2009. Salaries, travelling costs and entertainment expenses increased 147.1%, 3.0% and 104.6%, respectively. The increase in selling expenses attributable to Segment 1, Segment 2 and Segment 3 were $15,445, or 15.8%, $77,737, or 79.4% and $4,706, or 4.8%, respectively. The increased selling expenses primarily resulted from the: (i) increased number of our sales personnel, and (ii) more frequent and longer business travelling needed to acquire an increased number of contracts.

Our general and administrative expenses were $736,950 for the quarter ended March 31, 2010, an increase of $436,318, or 145.1%, compared to general and administrative expense of $300,632 in the quarter ended March 31, 2009. The increase reflected: (i) a $79,992 increase in salaries, (ii) a $45,329 increase in accounting and attorney services fee, (iii) a $24,894 increase in office rental expenses, (iv) a $18,859 increase in depreciation and amortization, (v) a $100,246 increase in the costs associated with stock options and warrants, and, (vi) a $166,998 increase in travelling, registration, printing and other expenses. The increased general and administrative expenses primarily resulted from the increase in: (i) the square footage of rental office, (ii) printing expenses, (iii) travelling, and (iv) professional service fees as a publicly traded company.

The Company’s operating expenses were $939,144 in the quarter ended March 31, 2010, an increase of $534,206, or 131.9%, compared to operating expenses of $404,938 in the same period of 2009. The increase in operating expenses mainly resulted from the rapid growth rate of general and administrative expenses and selling expenses.

Other Income (Expenses)

The Company’s other income was $60,180 in the quarter ended March 31, 2010, an increase of $60,135, or 134,504%, compared to other income of $45 in the same period of 2009. The increased other income in 2010 was mainly driven by a tax rebate.

Net Income

In the quarter ended March 31, 2010, our income before income taxes and non-controlling interest was $887,912, an increase of $223,722, or 33.7%, compared to income before income taxes and non-controlling interest of $ 664,190 in the same period of 2009. The increase resulted from both our increased revenue and gross margin improvement.

Our income taxes were $67,773 in the quarter ended March 31, 2010, an increase of $4,210, or 6.6%, compared to income taxes of $63,563 in the same period of 2009. The increase in income taxes for the quarter ended March 31, 2010 was primarily driven by an increase in net income for the quarter ended March 31, 2010.

Our net income attributable to non-controlling interest income was $2,525 in the quarter ended March 31, 2010, an increase of $2,150, or 573.5%, compared to non-controlling interest income of $375 in the same period of 2009.

In the quarter ended March 31, 2010, net income attributable to the shareholders of TRIT was $817,614, an increase of $217,362, or 36.2%, compared to net income attributable to the shareholders of TRIT of $600,252 in the same period of 2009.

Liquidity and Capital Resources

As highlighted in the consolidated statements of cash flows, the Company’s liquidity and available capital resources are impacted by four key components: (i) cash and cash equivalents, (ii) operating activities, (iii) financing activities, and (iv) investing activities.

Statement of Consolidated Cash Flows

	For the Quarter Ended March 31, 2010 ($)	For the Quarter Ended March 31, 2009 ($)	Change ($)
Net cash (used in) provided by operating activities	(583,819)	802,539	(1,386,358)
Net cash used in investing activities	(384,634)	(214,534)	(170,100)
Net cash provided by financing activities	1,085,400	—	1,085,400
Effects of exchange rate changes on cash and cash equivalents	(86,175)	(171,539)	85,364
Increase (decrease) in cash and cash equivalents	30,772	416,466	(385,694)
Cash and cash equivalents, beginning of period	7,171,464	732,418	6,439,046
Cash and cash equivalents, end of period	7,202,236	1,148,884	6,053,352

Cash and cash equivalents

As of March 31, 2010, our cash and cash equivalents were $7,202,236, including a U.S dollar deposit of $1,583,660 and an equivalent RMB deposit of $5,618,576.

Operating activities

Net cash used for operating activities was $583,819 in the quarter ended March 31, 2010, compared to $802,539 provided in the same period of 2009. A $1,386,358 decrease in cash from operating activities in the quarter ended March 31, 2010 was due to: (i) a $219,512 increase in net income before allocation to non-controlling interests, (ii) an increase in accounts receivable of $506,265 and a decrease in unbilled revenue of $1,772,606, (iii) a $1,504,580 decrease in prepayment of suppliers, (iv) a $231,591 increase in accounts payable, and (v) a $1,501,414 increase in restricted cash. As the billing cycle for our construction projects was relatively long, our accounts receivable used a great deal of our cash as a result of the rapid growth of our company. In addition, as we cannot issue invoices before the construction completion under our percentage-of-completion income recognition method, unbilled revenue utilized another part of our cash.

Financing activities

The cash provided by financing activities was $1,085,400 in the quarter ended March 31, 2010. This was due to $1,085,400 of cash received from the exercise of warrants into common stock.

Investing activities

Net cash used for investing activities was $384,634 in the quarter ended March 31, 2010, compared to $214,534 used in the same period of 2009. A $170,100 decrease in cash from investing activities in the quarter ended March 31, 2010 was due to the new equipment and vehicle purchases.

Effect of change in exchange rate changes on cash and cash equivalents

Net cash loss due to currency exchange was $86,175 in the quarter ended March 31, 2010, compared to a loss of $171,539 in the same period of 2009.

Working Capital and Cash Flow Management

As of March 31, 2010, our working capital was $18,685,115, including cash and cash equivalents of $7,202,236.

Due to the increase in purchase orders, our company has experienced some pressure from a shortage in working capital. We received net proceeds from our initial public offering of approximately $10.03 million in 2009, which we intend to use for working capital, product research and development, application expansion and sales and marketing.

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

•

We may incur short-and/or long-term debt through commercial loans. As of March 31, 2010, our company had long-term debt of $47,277 and short-term debt of $0. Therefore, we believe we are in a strong position to utilize debt, if appropriate.

Contractual Obligations and Commercial Commitments

Operating Leases

As of March 31, 2010, we had commitments under certain operating leases, requiring annual minimum rentals as follows:

2010	$196,922
2011	134,177
2012	116,921
2013	116,921
2014	107,177
Total	$672,118

Our leased properties are principally located in the PRC and are used for administration and research and development purposes. The terms of these operating leases vary from one to five years. Pursuant to the lease terms, when the contracts expire, we have the right to extend them with new negotiated prices. The leases are renewable subject to negotiation. Rental expenses were $69,227 and $44,333 for the quarters ended March 31, 2010 and March 31, 2009, respectively.

Product Warranties

Our warranty policy generally is to replace parts if they become defective within one year after deployment at no additional charge. Historically, failure of product parts due to materials or workmanship has not been significant. We have not incurred any material unexpected costs associated with servicing warranties. We continuously evaluate and estimate our potential warranty obligations, and record the related warranty obligation when the estimated amount becomes material at the time revenue is recorded.

Capital Expenditures

In the past, our capital expenditures were used to purchase computers and other office equipment for our business. Our capital expenditures may increase in the near term as our business continues to grow and as we expand and improve our financial and accounting systems and infrastructure. We spent $80,766 and $950 on such capital expenditures during the quarters ended March 31, 2010 and 2009, respectively. As of March 31, 2010, we do not have any capital expenditure commitments.

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

Sales tax varies from 3% to 17% depending on the nature of the revenue. For revenues generated from those parts of our software solutions which are recognized by and registered with government authorities and meet government authorities’ requirements to be treated as software products, we are entitled to receive a refund of 14% on the total VAT paid at a rate of 17%. Revenues from software products other than the above are subject to full VAT at 17%. In addition, we are currently exempted from sales tax for revenues generated from development and transfer of tailor-made software solutions for clients; further, revenues from our consulting services are subject to a 5% sales tax. As a company that qualifies to issue VAT invoices, we need to maintain a certain amount of revenue that is taxable by VAT. As such, we may have to refuse some of the tax exemption benefit in our tailor-made software development business and pay VAT for those parts of the revenue in order to maintain minimum VAT revenue thresholds. This practice may cease to apply if more of our software products are matured, recognized and registered as software products in the PRC.

Segment Information

We have three reportable operating segments. The segments are grouped with references to the types of services provided and the types of clients that use those services. Total sales and costs are divided between the three segments. We assess each segment’s performance based on net revenues and gross profit on contribution margin. The three reportable operating segments are Segment 1: Water and wastewater treatment process control systems, process tail gas purification (“Wastewater and Tail Gas Treatment”), Segment 2: Water resources protection and allocation, flood control and forecasting, irrigation systems, and municipal water supply and distribution systems (“Water Resource Management”) and Segment 3: Provide systems for VOC abatement and odor control for petrochemical industry (“Industrial Pollution Control”).

Segment 1: Wastewater and Tail Gas Treatment

	The Quarter Ended March 31, 2010	The Quarter Ended March 31, 2009	Change ($)	Change (%)
Revenue	$2,561,051	$1,544,982	$1,016,069	65.8%
Cost of Revenue (exclusive of depreciation and amortization)	1,531,384	855,027	676,357	79.1%
Selling Expenses	68,824	53,379	15,445	28.9%
Depreciation and Amortization	21,480	8,325	13,155	158.0%
Other General and Administrative Expenses	335,214	188,611	146,603	77.7%
Operating Expenses	425,518	250,315	175,203	70.0%
Other Income	2,194	161	2,033	1,262.7%
Income before provision for income taxes and non-controlling interest	606,343	439,801	166,542	37.9%
Income Taxes	342	42,089	(41,747)	(99.2)%
Net Income Attributable Non-controlling Interest	—	—	—
Net Income Attributable to TRIT	$606,001	397,712	208,290	52.4%

In Segment 1, revenue was $2,561,051 in the quarter ended March 31, 2010, an increase of $1,016,069, or 65.8%, compared to revenue of $1,544,982 in the same period of 2009. The primary contributor to this increase was our recently executed contracts for some individual projects with large transactional value through our customer base expansion and product line extension, such as a project contract in Tianjin Baodi ($1.06 million), and a project contract in Tianjin ($0.78 million). Recently, the Ministry of Environmental Protection of PRC with two other governmental agencies issued the First National Census of Pollution Source. This report acknowledged the severe environmental pollution in the PRC and unveiled the fact that Ministry of Environmental Protection, together with Ministry of Finance and State Administration of Taxation were discussing the environmental tax issue, which implied that the government will likely increase its environmental protection investment. We believe that such increased investment is likely to greatly benefit the Chinese environmental businesses, including our company.

Cost of revenue (exclusive of depreciation and amortization) for Segment 1 was $1,531,384 in the quarter ended March 31, 2010, an increase of $676,357, or 79.1%, compared to cost of revenue (exclusive of depreciation and amortization) of $855,027 in the same period of 2009. This increase was higher than our increase in Segment 1 revenue because the revenue generated from system integration increased while the revenue generated from software sales decreased.

In the quarter ended March 31, 2010, selling expenses were $68,824, an increase of $15,445, or 28.9%, compared to selling expenses of $53,379 in the same period of 2009. The increased selling expenses were mainly driven by the increased number of our sales personnel, as well as more frequent and longer business travel necessary to compete for larger contracts. However, in the future, we expect to increase our marketing to existing customers and our selling expenses may decrease as a result.

Depreciation and amortization was $21,480 in the quarter ended March 31, 2010, an increase of $13,155, or 158.0%, compared to depreciation and amortization of $8,325 in the quarter ended March 31, 2009. The increase in depreciation and amortization resulted from new equipment and vehicle purchases in 2010.

Other general and administrative expenses were $335,214, an increase of $146,603, or 77.7%, compared to other general and administrative expenses of $188,611 in the quarter ended March 31, 2009. Material causes for this increase included: (i) an increase in office rental expenses and (ii) an increase in the costs associated with being a publicly traded company, printing expenses, salary and depreciation and amortization expenses.

Operating expenses in the quarter ended March 31, 2010 were $425,518, an increase of $175,203, or 70.0%, compared to operating expenses of $250,315 in the quarter ended March 31, 2009. The primary reasons were: (i) an increase in expenses associated with being a publicly traded company, (ii) increased depreciation and amortization expenses, and (iii) an increase in selling expenses.

Other income (expenses) were $2,194 in the quarter ended March 31, 2010, a $2,033 increase compared to other income of $161 in the same period of 2009. The increase was mainly due to a tax rebate.

Income before provision for income taxes and non-controlling interest was $606,343 in the quarter ended March 31, 2010, an increase of $166,542, or 37.9%, compared to income before provision for income taxes and non-controlling interest of $439,801 in the same period of 2009.

Income taxes were $342 in the quarter ended March 31, 2010, a $41,747 decrease compared to income taxes of $42,089 in the same period of 2009.

Net income attributable to the shareholders of TRIT was $606,001 in the quarter ended March 31, 2010, an increase of $208,289, or 52.4%, compared to net income attributable to the shareholders of TRIT of $397,712 in the same period of 2009. The increased net income attributable to the shareholders of TRIT was mainly driven by the increase in revenue. In the future, we intend to continue to improve our profitability by expanding our existing market base and reducing project costs by utilizing locally-made equipment and parts.

Segment 2: Water Resource Management

	The Quarter Ended March 31, 2010	The Quarter Ended March 31, 2009	Change ($)	Change (%)
Revenue	$1,616,420	$1,305,825	$310,595	23.8%
Cost of Revenue (exclusive of depreciation and amortization)	925,391	926,697	(1,306)	(0.1)%
Selling Expenses	128,664	50,927	77,737	152.6%
Depreciation and Amortization	17,481	13,258	4,223	31.9%
Other General and Administrative Expenses	345,149	90,438	254,711	281.6%
Operating Expenses	491,295	154,623	336,672	217.7%
Other Income	57,986	(116)	58,102	(50,088)%
Income before provision for income taxes and non-controlling interest	257,721	224,389	33,332	14.9%
Income Taxes	67,432	21,474	45,958	214.0%
Net income attributable to Non-controlling Interest	2,525	375	2,150	573.2%
TRIT Net Income Attributable to TRIT	$187,764	$202,540	(14,776)	(7.3)%

In Segment 2, revenue was $1,616,420 in the quarter ended March 31, 2010, an increase of $310,595 or 23.8%, compared to revenue of $1,305,825 in the same period of 2009. This increase was driven by the increase in the number of water resource management projects and the size of each project, which resulted from the increase in government spending on water conservancy facilities.

Cost of revenue (exclusive of depreciation and amortization) in Segment 2 was $925,391 in the quarter ended March 31, 2010, a decrease of $1,306, or 0.1%, compared to cost of revenue (exclusive of depreciation and amortization) of $926,697 in the same period of 2009. This increase was less than our increase in revenue because: (i) we conducted more projects with higher gross margins; and (ii) we lowered our equipment cost by acquiring more locally-made equipment and parts.

Selling expenses were $128,664 in the quarter ended March 31, 2010, an increase of $77,737 or 152.6%, compared to selling expenses of $50,927 in the same period of 2009. The growth rate of selling expenses was higher than the growth rate of revenue. The increased selling expenses in 2010 included: (i) an increase in travelling cost, and (ii) an increase in salaries. We expect to secure additional contracts and projects through the increase in our selling expenses, such as rewarding outstanding sales representatives, increasing the number of sales personnel as well as the frequency and time of business travel.

Depreciation and amortization in Segment 2 was $17,481 in the quarter ended March 31, 2010, compared to depreciation and amortization of $13,258 in the same period of 2009. The increase in depreciation and amortization resulted from new equipment and vehicle purchases in 2010.

Other general and administrative expenses were $345,149 in the quarter ended March 31, 2010; an increase of $254,711, or 281.6%, compared to other general and administrative expenses of $90,438 in the quarter ended March 31, 2009. The increase in total general and administrative expenses was primarily due to: (i) an increase in expenses associated with being a publicly traded company, and (ii) increased depreciation and amortization expenses.

Operating expenses in the quarter ended March 31, 2010 were $491,295, an increase of $336,672, or 217.7%, compared to operating expenses of $154,623 in the same period of 2009. This increase directly resulted from our increased revenues. To the extent our company continues to increase the number of its projects, we will add administrative personnel as needed.

Other income was $57,986 in the quarter ended March 31, 2010; an increase of $58,102, compared to other loss of $116 in the quarter ended March 31, 2009. The increase was primarily due to the increased tax rebate in software sales.

Income before provision for income taxes and non-controlling interest was $257,721 in the quarter ended March 31, 2010, an increase of $33,332, or 14.9%, compared to income before provision for income taxes and non-controlling interest of $224,389 in the same period of 2009. The increase was driven by the rapid growth of our revenue.

Income taxes were $67,432 in the quarter ended March 31, 2010, an increase of $45,958, or 214.0%, compared to income taxes of $21,474 in the same period of 2009. This increase is in conformity with our increased revenues.

Net income attributable to non-controlling interest was $2,525 in the quarter ended March 31, 2010, an increase of $2,150, or 573.3%, compared to non-controlling interest of $375 in the same period of 2009.

Net income attributable to the shareholders of TRIT was $187,764 in the quarter ended March 31, 2010, a decrease of $14,776, or 7.3%, compared to net income attributable to the shareholders of TRIT of $202,540 in the same period of 2009. The decreased net income attributable to the shareholders of TRIT was mainly driven by the increase in revenue, the increase in operating expenses and the increase in income taxes.

Segment 3: Industrial Pollution Control

	The Quarter Ended March 31, 2010	The Quarter Ended March 31, 2009	Change ($)	Change (%)
Revenue	$60,643	$—	$60,643	—
Cost of Revenue (exclusive of depreciation and amortization)	14,463	—	14,463	—
Selling Expenses	4,706	—	4,706	—
Depreciation and Amortization	1,481	—	1,481	—
Other General and Administrative Expenses	16,144	—	16,144	—
Operating Expenses	22,331	—	22,331	—
Other Income		—		—
Income before provision for income taxes and non-controlling interest	23,849	—	23,849	—
Income Taxes		—		—
Net Income attributable to Non-controlling Interest		—		—
TRIT Net Income Attributable to TRIT	$23,849	$—	23,849	—

In line with our development strategies, we have expanded our business to include industrial pollution control. We began operating in this segment for the first time in the quarterly period ended March 31, 2010. In the first quarter of 2010, we secured an industrial pollution control project from Jinxi Prochemical Co. a subsidiary of Petro China. We intend to increase our efforts to develop business in this field and secure more contracts.

Significant Accounting Policies

Critical Accounting Policies

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The accompanying consolidated financial statements include the accounts of our company, subsidiaries and VIEs. All material inter-company transactions and balances have been eliminated in the consolidation.

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

Our company recognizes sales of its products upon delivery of goods and passage of title in accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements”, as amended by SAB No. 104, “Revenue Recognition.”

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

No post-contract support (“PCS”) arrangement is included in the software sales.

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

Our company records revenue in excess of billings as “unbilled receivables.” We record billings in excess of revenues as “billings in excess of revenue.”

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

Accounts Receivable

We recognize accounts receivable initially at fair value less an allowance for doubtful accounts. We make an allowance for doubtful accounts based on aging of accounts receivable and on any specifically identified accounts receivable that may become uncollectible. We maintain allowances for doubtful accounts for estimated losses resulting from the failure of customers to make required payments in the relevant time period. We review the accounts receivable on a periodic basis and make general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, we consider many factors, including the age of the balance, the customer’s historical payment history and current credit-worthiness and current economic trends. The amount of the provision, if any, is recognized in the consolidated statement of operations within “General and administrative expenses.”

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

Operating expenses

Operating expenses include: salaries, bonus, and social insurance of management, administrative and sales personnel, traveling costs, entertainment expenses, depreciation of equipment, amortization of intangible assets, office rental expenses, professional service fee, office supply, R&D expenses, bad debt provision, etc.

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

We eliminate the cost and related accumulated depreciation of assets sold or otherwise retired from the accounts and include any gain or loss in the statement of income. We charge maintenance, repairs and minor renewals directly to expenses as incurred, and capitalize major additions and betterment to buildings and equipment.

The depreciation expense for the quarterly periods ended March 31, 2010 and 2009 amounted to $22,704 and $9,119, respectively, and the net value of plant and equipment as of March 31, 2010 and December 31, 2009 amounted to $432,226 and $374,009 respectively.

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

Useful Life
Proprietary technology relating to sewage, municipal solid waste treatment and tail gas purification	20 years
Proprietary technology relating to low energy consumption data transmission system	20 years
Large region environmental management system	10 years
Mobile web management system	10 years
Database management system	10 years
Pollution reduction checking assistant	10 years
Water pollution control infrastructure	10 years

The amortization expense for the quarterly periods ended March 31, 2010 and 2009 amounted to $17,738 and $12,464, respectively. The net value of intangible assets as of March 31, 2010 and 2009 amounted to $1,073,497 and $797,854, respectively.

Inventories

We value inventory at the lower of cost or net realizable value and determine inventory by using the average cost method. Inventory consists of raw materials, finished goods, and work-in-progress, which includes the cost of direct labor, materials and overhead costs related to projects.

Inventories consisted of the following:

	March 31, 2010 (Unaudited)	December 31, 2009	March 31, 2009 (Unaudited)
Raw materials	$139,834	$140,048	$112,474
Finished goods	759,469	360,152	464,418

Project work-in-progress	1,090,333	1,073,124	1,257,605
Totals	$1,989,636	$1,573,324	$1,834,497

We review our inventory periodically for possible obsolete goods and to determine if any reserves are necessary for potential obsolescence. As of March 31, 2010 and 2009, we determined that no more reserves were necessary.

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

Research and development costs recorded in selling and general and administrative expenses were $39,338 and $53,712 during the quarters ended March 31, 2010 and 2009, respectively. No research and development expenses were capitalized in the quarters ended March 31, 2010 and 2009, respectively. The decrease in research and development costs is temporary. As we implement our strategy increasing research and development spending to develop new products in the future, the costs of research and development will increase accordingly. We did not capitalize research and development expenses in the quarters ended March 31, 2010 and 2009, respectively.

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

Translation adjustments amounted to $374,567 and $377,097 as of March 31, 2010 and December 31, 2009, respectively. The Company translated balance sheet amounts with the exception of equity at March 31, 2009 at RMB 6.8263 to US$ 1.00 as compared to RMB 6.8282 to US$ 1.00 at December 31, 2009. The Company stated equity accounts at their historical rate. The average translation rates applied to income statement accounts for the quarters ended March 31, 2010 and March 31, 2009 were RMB 6.8269 and RMB 6.8357, respectively.

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

We have granted 525,500 options to our key employees and 177,500 warrants, to purchase ordinary shares, both of which are included when calculating the diluted earnings per share. As of March 31, 2010, 134,000 warrants had been exercised at a price equal to $8.10 per share.

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

Recent Accounting Pronouncements

In April 2010, the FASB announced an update by the Securities and Exchange Commission (“SEC”) about accounting for certain tax effects of the 2010 health care reform acts (ASU No. 2010-12). The announcement addresses the SEC’s understanding of the Health Care and Education Reconciliation Act of 2010 signed by the President on March 30, 2010 and the other Patient Protection and Affordable Care Act signed on March 23, 2010 should be taken together as one to represent the current health care reforms. Therefore, companies should take both acts in consideration in the reports preparation. The company is currently assessing its implementation of this update, but does not expect a material impact on the Consolidated Financial Statements.

In March 2010, the FASB issued amended accounting guidance in the scope exception related to embedded credit derivatives (ASU No. 2010-11). The amendments clarify that the scope of embedded credit derivatives that requires the disclosure by the seller of this credit derivatives. Only embedded credit derivatives feature between the financial instruments created by subordination is an exception for the application. The amendments narrow down the scope exception related to embedded credit derivatives and are effective as of the beginning of the first fiscal quarter that begins after June 15, 2010. Early adoption is permitted. The Company currently does not issue or involve in any embedded credit derivatives and its obligations and believes the appliance with this guidance will not materially affect the Consolidated Financial Statements.

In February 2010, the FASB issued amended financial consolidation guidance to certain investment funds (ASU No. 2010-10). The amendments defer the disclosure requirement for a reporting entity’s interest in an entity that has all the attributes of an investment company or for investment companies that applied the industry practice for financial reporting principles. The guidance also clarifies the situations that a decision maker or service provider’s fee should be determined as a variable interest of the reporting entity. The amendments are expected to affect the reporting entities in the investment management industry and are effective as of the beginning of the first annual period that begins after November 15, 2009, and for interim periods within that first annual reporting period. Early application is not permitted. This updated guidance has no material impact on the Consolidated Financial Statements.

In February 2010, the FASB issued amended accounting guidance in certain recognition and disclosure requirements with regard to subsequent events (ASU No. 2010-09). In order to reduce the conflicts with some of the SEC’s regulations, the amendments require evaluation of subsequent events through the date that the financial statement are issued for an SEC filer or conduit bond obligor, but evaluation of subsequent events through the date the financial statements are available to be issued for an entity that meets neither of those criteria. However, the disclosure of the date through which subsequent events have been evaluated is not required for an SEC filer. In addition, the amendments require the reissuance disclosure for revised the financial statements only that include revision due to an error correction or retrospective application of US GAAP. This guidance is effective for interim or annual periods ending after June 15, 2010. The Company is currently assessing its implementation of this guidance, but does not expect a material impact on the Consolidated Financial Statements.

In February 2010, the FASB issued technical corrections to various topics (ASU No. 2010-08). The amendments eliminate the inconsistencies and outdated provisions and provide the needed clarifications on the topics of statement of cash flows, changing prices, limited liability entities, investments, intangibles, income taxes, business combinations, consolidation, derivates and hedging, nonmonetary transactions, reorganizations, health care entities and real estate. The amendments are effective for the first reporting period beginning after this guidance issuance date, except for (1) reorganizations on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 but issued interim financial statements before this issuance that require retrospective application, and (2) certain existing contracts containing embedded derivative features adopted after December 15, 2009. The Company is currently assessing its implementation of this guidance, but does not expect a material impact on the Consolidated Financial Statements.

In January 2010, the FASB issued amended accounting guidance in mergers and acquisitions to not-for-profit entities (ASU No. 2010-07). The amendments clarify certain terms and provisions in mergers and acquisitions for not-for-profit entities, address the disclosure and financial consolidation obligations of the acquiring entity and describe the accounting methodology for certain accounts related to this type of business combination. The amendments are effective for the initial annual financial statements or the reporting period beginning on or after December 15, 2009. This updated guidance has no material impact on the Consolidated Financial Statements.

In January 2010, the FASB issued amended accounting guidance in fair value measurements and disclosures (ASU No. 2010-06). In order to increase the transparency of the fair value measurements, the amendments clarify some certain existing disclosure requirements and also add more disclosure requirements regarding this topic. The amendments provide the guidance in the classification of assets or liabilities into three levels and require the disclosures of the reasons for the transfers among these levels. Moreover, the amendments require the disclosures of postretirement benefit plan assets. The amendments are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity that are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early adoption is permitted. The Company is currently assessing its implementation of this guidance, but does not expect a material impact on the Consolidated Financial Statements.

In January 2010, the FASB announced an update by the SEC regarding stock compensation, escrowed share arrangements and the presumption of compensation (ASU No. 2010-05). The announcement describes the SEC’s presumption of compensation character in the escrowed share arrangement. If the purpose of the arrangement is unrelated to, and not contingent upon, continued employment, the release of escrowed shares is not compensatory. However, an escrowed share arrangement is considered as compensation if the escrowed shares are automatically forfeited as a result of employment termination. In addition, the discounts on debt instruments are amortized using the effective interest method, while discounts on common equity are not generally amortized. The announcement also clarifies the belief of the SEC that the benefit created by the shareholder’s escrow arrangement of the subsidiaries or related business partners should be reflected in the company’s financial statements even when the company is not party to the arrangement. The company is currently assessing its implementation of this guidance, but does not expect a material impact on the Consolidated Financial Statements.

In January 2010, the FASB announced an update by the SEC regarding technical corrections to SEC paragraphs regarding accounting for various topics (ASU No. 2010-04). The amendments claim that the posting of financial statements on the registrant’s website should be considered wide distribution to all shareholders and other financial statement users if the disclosure is consistent with the requirement of regulations. In addition, the amendments build the connection between the SEC’s and FASB’s provisions for the topics including valuation of acquired identifiable intangible assets other than goodwill, adjustments in assets and liabilities for holding gains and losses, intangible assets arising from insurance contracts acquired in a business combination, lessor consideration of third-party value guarantees, management fees based on a formula, etc. The company is currently posting the updated financial statement on the website and believes the application of this update has no material impact on the Consolidated Financial Statements.

In January 2010, the FASB issued amended accounting guidance in oil and gas reserve estimation and disclosures (ASU No. 2010-03). The amendments require the reporting for the oil and gas reserves in order to obtain a better valuation of oil and gas companies and are effective for annual reporting periods ending on or after December 31, 2009. This updated guidance has no material impact on the Consolidated Financial Statements.

In January 2010, the FASB issued amended accounting guidance in decreases in ownership of a subsidiary (ASU No. 2010-02). The amendments clarify the scope of the decrease in ownership that sales of in substance real estate and conveyances of oil and gas mineral rights are not included in this domain. Moreover, the amendments require additional disclosures about the deconsolidation of a subsidiary or derecognition of a group of assets. The entity is required to disclose the valuation techniques used in the fair value measurement for the derecognized entity or group of assets as well as the valuation techniques used in the business combination stage before its acquisition date, the nature of continuing involvement with the subsidiary or group of assets after the deconsolidation and derecognition, and whether the transaction occurring in the deconsolidation is with a related party or whether the former derecognized party will become a related party after the deconsolidation. The amendments are effective as of the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The company currently does is not involved in any type of derecogition or deconsolidation and believes the application has no material impact on the Consolidated Financial Statements.

In January 2010, the FASB issued the amended accounting guidance in distributions to shareholders with components of stocks and cash. The amendments clarify the stock portion of a distribution to shareholders that allows them to elect to receive cash or shares with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate should be determined as a share issuance that will be reflected in the EPS calculation prospectively rather than a stock dividend for the purpose of earnings per share (EPS) manipulation or a new stock issuance by the management. The amendments redefine the definition of a stock dividend that a stock dividend takes nothing from the property of the corporation and adds nothing to the interests of the stockholders. The amendments are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The Company currently does not offer any stock dividend to the shareholders and believes the application has no material impact on the Consolidated Financial Statements.

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

In December 2009, the FASB issued amended accounting guidance for transfers of financial assets (ASU No. 2009-16). The amendment redefines the types of transfers and the term of sales of financial assets and points out the obligations for each party involved in the transfer service. The amendment is effective as of the beginning of the first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier adoption is prohibited. The Company is currently assessing its implementation of this new guidance, but does not expect a material impact on the Consolidated Financial Statements.

In October 2009, the FASB issued amended accounting guidance for own-share lending arrangements in contemplation of convertible debt issuances or other financing (ASU No.2009-15). A share-lending arrangement is an agreement of prohibitive shares borrowing between a company and an investment banking firm to facilitate third-party investors’ exercise of conversion options in the company’s convertible debt. This amendment requires a disclosure of various items in terms of share-lending arrangements and is effective for fiscal years beginning on or after December 15, 2009, and interim period within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. Early adoption is not permitted. The Company currently does not issue any convertible debt and believes the application of this guidance will not materially impact the Consolidated Financial Statements.

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

In June 2009, the FASB issued SFAS No. 168 (ASC No.105), “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (the “Codification”). The Codification, which was launched on July 1, 2009, became the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”) and related literature. The Codification eliminates the GAAP hierarchy contained in SFAS No. 162 and establishes one level of authoritative GAAP. All other literature is considered non-authoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company adopted this Statement for its year ended December 31, 2009. There was no change to the Company’s Consolidated Financial Statements due to the implementation of this Statement.

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

Disclosure Controls and Procedures

As of March 31, 2010, our company carried out an evaluation, under the supervision of and with the participation of management, including our company’s chief executive officer and chief financial officer, of the effectiveness of the design and operation of our company’s disclosure controls and procedures. Based on the foregoing, the chief executive officer and chief financial officer concluded that our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None

(b)	The section entitled “Use of Proceeds” from our registration statement filed on April 3, 2009, as amended (the “Registration Statement”) is incorporated herein by reference. The effective date of the Registration Statement is August 10, 2009, and the Commission file number assigned to the Registration Statement is 333-158393. The Registration Statement registers the offering of up to 1,700,000 ordinary shares (subject to amendment in accordance with the Securities Act of 1933 and the rules and regulations promulgated thereunder) (the “Offering”). As of the date of this report, the Company has spent proceeds from the Offering in accordance with the following chart:

Description of Use	Proposed Expenditure Amount	Actual Expenditures through March 31, 2010
Working Capital	$5,015,000	$5,000,000
New Product Development	2,006,000	1,400,000
Application Expansion	1,504,500	1.050,000
Sales and Marketing	1,504,500	450,000
Total	$10,030,000	$7,900,000

(c)	None

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed herewith:

Exhibit Number	Document

3(i).1	Articles of Association of the Registrant(1)

3(i).2	Amended and Restated Articles of Association of the Registrant(1)

3(ii).1	Memorandum of Association of the Registrant(1)

3(ii).2	Amended and Restated Memorandum of Association of the Registrant(1)

4.1	Specimen Share Certificate(1)

10.1	Translation of Form of Employment Agreement between Registrant and Executive Officer of the Registrant(1)

10.2	Translation of Exclusive Technical and Consulting Service Agreement for Tranhold(1)

10.3	Translation of Management Fee Payment Agreement for Tranhold(1)

10.4	Translation of Proxy Agreement for Tranhold(1)

10.5	Translation of Equity Interest Pledge Agreement for Tranhold(1)

10.6	Translation of Exclusive Equity Interest Purchase Agreement for Tranhold(1)

10.7	Translation of Exclusive Technical and Consulting Service Agreement for Yanyu(1)

10.8	Translation of Management Fee Payment Agreement for Yanyu(1)

10.9	Translation of Proxy Agreement for Yanyu(1)

10.10	Translation of Equity Interest Pledge Agreement for Yanyu(1)

10.11	Translation of Exclusive Equity Interest Purchase Agreement for Yanyu(1)

10.14	Translation of Operating Agreement for Yanyu(1)

10.15	Translation of Operating Agreement for Tranhold(1)

10.16	Stock Option Plan(1)

21.1	Subsidiaries of the Registrant(2)

31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (3)

31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (3)

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(3)

32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(3)

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-158393.
(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-164273.
(3)	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tri-Tech Holding Inc.

May 13, 2010	By:	/S/ PETER DONG
Peter Dong
Chief Financial Officer
(Principal Financial and Accounting Officer)

TRI-TECH HOLDING INC. AND SUBSIDIARIES

Financial Statements

For the quarters ended March 31, 2010 and 2009

(Prepared under accounting standards generally accepted in the United States of America)

TRI-TECH HOLDING INC. AND SUBSIDIARIES

TRI-TECH HOLDING INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current Assets
Cash	$7,202,236	$7,171,464
Restricted cash	—	1,501,128
Accounts receivable, net of allowance for doubtful accounts of $62,448 and $56,491 as of March 31, 2010 and December 31, 2009, respectively	3,568,779	4,338,239
Unbilled revenue	6,471,224	3,952,763
Other receivables	359,784	273,602
Inventories	1,989,636	1,573,324
Deposits on projects	978,687	585,153
Prepayments to suppliers and subcontractors	3,088,153	1,898,900

Total current assets	23,658,499	21,294,573
Long-term unbilled revenue	1,724,331	1,723,852
Plant and equipment, net	432,226	374,009
Proprietary technology, net	1,073,497	797,854

	$26,888,553	$24,190,288

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and cost accrual on projects	$3,912,821	$3,367,056
Customer deposits	628,796	494,047
Billings in excess of revenue	—	8,650
Other payables	120,228	8,633
Accrued liabilities	72,433	103,190
Deferred income taxes	—	141,478
Income taxes payable	239,106	144,232

Total current liabilities	4,973,384	4,267,286
Long-term liabilities	47,277	58,171

	5,020,661	4,325,457

Equity
Tri-Tech Holding Inc. shareholders’ equity
Common stock ($0.001 par value, 30,000,000 shares authorized;, 5,389,000 and 5,255,000 shares issued as of March 31,2010 and December 31, 2009, respectively; as of March 31, 2010, 340,000 shares issued were held in escrow. (See note 12))	5,389	5,255
Additional paid-in-capital	14,128,162	12,942,650
Statutory reserves	50,655	50,655
Retained earnings	7,150,957	6,333,343
Accumulated other comprehensive income	374,567	377,097

Total Tri-Tech Holding Inc. shareholders’ equity	21,709,730	19,709,000
Noncontrolling Interests	158,162	155,831

Total equity	21,867,892	19,864,831

	$26,888,553	$24,190,288

See notes to consolidated financial statements

TRI-TECH HOLDING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME

	For The Three Months Ended March 31,
	2010	2009
	(Unaudited)	(Unaudited)
Revenues:
System integration	$3,508,085	$1,319,603
Hardware products	347,081	1,097,155
Software products	382,948	434,049

Total revenues	4,238,114	2,850,807

Cost of revenues: (exclusive of depreciation and amortization shown separately below)
System integration	2,151,215	883,633
Hardware products	309,740	887,880
Software products	10,283	10,211

Total cost of revenues(exclusive of depreciation and amortization shown separately below)	2,471,238	1,781,724

Operating expenses:
Depreciation and amortization expense	40,442	21,583
Selling and Marketing expenses	202,194	104,306
General and Administrative expenses	696,508	279,049

Total operating expenses	939,144	404,938

Income from operations	827,732	664,145

Other income (expenses):
Other expense	(4,850)	(390)
Interest income	9,694	435
Interest expense	(1,629)	—
Tax rebates	56,965	—

Total other income (expenses), net	60,180	45

Income before provision for income taxes and noncontrolling interests income	887,912	664,190
Provision for income taxes	67,773	63,563

Net income before allocation to noncontrolling interests	820,139	600,627
Less: Net income attributable to noncontrolling interests	2,525	375

Net income attributable to Tri-Tech Holding Inc	$817,614	$600,252

Other comprehensive income
Foreign currency translation adjustment	(2,724)	13,208

Comprehensive income	$817,415	$613,835
Less: Comprehensive income attributable to noncontrolling interests	2,331	349

Comprehensive income attributable to Tri-Tech Holding Inc.	$815,084	$613,486

Net income attributable to Tri-Tech Holding Inc. per share:
Basic	$0.16	$0.17
Diluted	$0.15	$0.17
Weighted Average number of common shares outstanding:
Basic	5,269,011	3,555,000
Diluted	5,559,260	3,555,000

See notes to consolidated financial statements

TRI-TECH HOLDING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Three Months Ended March 31,
	2010	2009
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income before allocation to noncontrolling interests	$820,139	$600,627
Adjustments to reconcile net income before noncontrolling interests to net cash provided by (used in ) operation activities:
Amortization of option expenses	91,480	—
Amortization of warrants	8,766	—
Depreciation and amortization	40,442	21,748
Provision for doubtful accounts	5,940	10,178
Deferred income taxes	(149,838)	42,668
Changes in operating assets and liabilities:
Restricted cash	1,501,414	—
Accounts receivable	764,660	258,395
Unbilled revenue	(2,517,140)	(744,534)
Other receivables	(479,436)	51,281
Inventories	(359,426)	(368,318)
Prepayments and deferred expenses	(1,164,248)	340,332
Accounts payable	488,386	256,795
Customer deposits	134,600	167,149
Billings in excess of revenue	(8,652)	—
Other payables	175,051	(23,449)
Accrued liabilities	(30,782)	—
Taxes payable	94,825	189,667

Net cash (used in) provided by operating activities	(583,819)	802,539

Cash flows from investing activities:
Payment to purchase plant and equipment	(80,766)	(950)
Payment to purchase intangible asset	(292,959)	—
Payment of installment of vehicle purchase	(10,909)	—
Short-term loan to third parties	—	(213,584)

Net cash used in investing activities	(384,634)	(214,534)

Cash flows from financing activities:
Proceeds from exercise of warrants into common stock	1,085,400	—

Net cash provided by financing activities	1,085,400	—

Effect of exchange rate changes on cash and cash equivalents	(86,175)	(171,539)

Net increase in cash and cash equivalents	30,772	416,466
Cash and cash equivalents, beginning of period	7,171,464	732,418

Cash and cash equivalents, end of period	$7,202,236	$1,148,884

Supplemental Data:
Income taxes paid	$122,786	$—

Interest paid on debt	$1,629	$—

See notes to consolidated financial statements

Tri-Tech Holding Inc. and Subsidiaries

Notes To Consolidated Financial Statements

March 31, 2010 and 2009

1. Background

Tri-Tech Holding Inc. (“TRIT”) was incorporated in the Cayman Islands on January 7, 2009 as a limited liability company and is authorized to issue 30,000,000 common shares, with a par value of $0.001. TRIT issued 50,000 common shares (or 3,555,000 common shares after 71.1-for-1 stock split which was completed on May 22, 2009) to shareholders of Tri-Tech International Investment, Inc. (“TTII”) for their respective interests in TTII. TTII was incorporated in the British Virgin Islands on November 24, 2005 as a limited liability company. TTII has subsidiaries and variable interest entities (“VIEs”) in the People’s Republic of China (the “PRC”) as discussed below. TRIT and its subsidiaries and variable interest entities together are referred to as the “Company”. Through its subsidiaries and VIEs in PRC, the Company provides self-manufactured, proprietary or third-party products, system integration and other services in the fields of environmental protection and water resource monitoring, development, utilization and protection.

On September 9, 2009, the Company completed its initial public offering (“IPO”) of 1,700,000 common shares at $6.75 per share.

Tri-Tech (Beijing) Co., Ltd. (“TTB”) was incorporated in the PRC on February 6, 2006. It is wholly-owned by TTII. It is a wholly foreign-owned high-tech enterprise, primarily engaged in water resource protection including the utilization and development of technology and product sales, and the development of new industries and applications.

Tranhold Environmental (Beijing) Tech Co., Ltd. (“Tranhold”) was established on June 6, 2003. It was a wholly-owned subsidiary of TTII until it was converted into a VIE controlled by TTB on November 28, 2008. (refer to the section “Reorganization and Acquisition”). Tranhold specializes in environmental technology research and development, environmental engineering design and building for major industrial sectors such as the petrochemical, pharmaceutical and municipal industries. It also provides water and wastewater treatment process control systems, process tail gas purification and other air pollution control systems and related integration solutions. Tranhold participated in the compilation of “The Technical Guidelines of Municipal Sewage Treatment Plant Operation, Management and Safety” for the Ministry of Construction of the People’s Republic of China.

Beijing Yanyu Water Tech Co., Ltd. (“Yanyu”) was established on March 29, 2002. It was a wholly-owned subsidiary of TTII until it was converted into a VIE controlled by TTB on November 28, 2008. (refer to the section “Reorganization and Acquisition”). Yanyu specializes in research and development, production, system integration, and consulting services in the fields of water resource protection and allocation, flood control and forecasting, irrigation systems, and municipal water supply and distribution systems. Yanyu participated in the compilation of “Technical Standards of Automatic Hydrologic Measuring and Report Systems (SL61-2003)” and “Technical Guidelines of Automatic Hydrologic Measuring and Reporting Systems – General Devices (GB/T)” for the Ministry of Water Resources of the PRC.

We recently formed Tri-Tech Infrastructure LLC. (“TIS”), our wholly-owned subsidiary in the U.S. to develop opportunities in the United States.

Tri-Tech Holding Inc. and Subsidiaries

Notes To Consolidated Financial Statements—(Continued)

March 31, 2010 and 2009

Reorganization and Acquisition

On October 24, 2007, TTII and its wholly owned subsidiary TTB entered a sales and purchase agreement with the existing shareholders of Tranhold (the “Tranhold Original Shareholders”). Pursuant to the agreement, TTII issued 50,000 shares (equivalent to 1,777,500 common shares of TRIT after stock split) of its stock to the Tranhold Original Shareholders for 100% equity ownership of Tranhold. The total number of shares outstanding was 50,000 shares (equivalent to 1,777,500 common shares of TRIT after stock split). As a result of this transaction, the Tranhold Original Shareholders were able to exercise control of TTII. The purchase of Tranhold and the issuance of TTII’s common stock were accounted for as a reverse acquisition and as a recapitalization under common control. The assets and liabilities transferred were accounted for at historical cost. The consolidated financial statements have been presented as if the reorganization occurred at the beginning of 2007.

On December 31, 2007, TTII and its wholly owned subsidiary TTB completed a sales and purchase agreement with certain existing shareholders of Yanyu (the “Yanyu Original Shareholders”). Pursuant to the agreement, TTII issued 50,000 shares (equivalent to 1,777,500 common shares of TRIT after stock split) of its common stock to the Yanyu Original Shareholders for 92.86% equity ownership of Yanyu. Based on Statement of Financial Accounting Standards No. 141, “Business Combinations”, TTII is determined to be the acquirer. The allocation of the purchase price of Yanyu was based on the fair value of Yanyu as of December 31, 2007.

December 31, 2007
Current Assets	$1,836,705
Plant and equipment, net	44,298
Intangible assets	587,058
Liabilities assumed	(902,018)

Total purchase price	$1,566,043

The fair value of the assets and liabilities of Yanyu approximated the book value as of December 31, 2007.

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

By November 28, 2008, the Company had completed two steps of reorganization. The Company first recalled its shares from the original shareholders of Tranhold and Yanyu. These shareholders are major shareholders, directors, corporate level executives and key employees of the Company. Legally, Tranhold and Yanyu returned to their legal status prior to the acquisitions in 2007. Concurrently, on November 28, 2008,

Tri-Tech Holding Inc. and Subsidiaries

Notes To Consolidated Financial Statements—(Continued)

March 31, 2010 and 2009

the Company signed and executed with Tranhold and Yanyu a series of contractual agreements with a 25-year, renewable term. These contractual agreements require the pledge of the original shareholders’ equity interests and stock certificates of the VIEs. At any time during the agreement period, the Company has absolute rights to acquire any portion of the equity interests of those VIEs under no-cost conditions. In addition, the Company has absolute rights to appoint directors and officers of those VIEs and to obtain the profits from those VIEs. These agreements consist of the following agreements (Operating Agreements subsequently entered):

Exclusive Technical and Consulting Service Agreement. Each of Yanyu and Tranhold has entered into an Exclusive Technical and Consulting Service Agreement with TTB, which agreement provides that TTB will be the exclusive provider of technical and consulting services to Yanyu and Tranhold, as appropriate, and that each of them will in turn pay 90% of its profits (other than net profits allocable to the State-Owned Entities (“SOE”) Shareholder of Yanyu) to TTB for such services. In addition to such payment, Yanyu and Tranhold agree to reimburse TTB for TTB’s expenses (other than TTB’s income taxes) incurred in connection with its provision of services under the agreement. Payments will be made on a quarterly basis, with any overpayment or underpayment to be reconciled once each of Tranhold’s and Yanyu’s annual net profits, as applicable, are determined at its fiscal year end. Any payment from TTB to TTII would need to comply with applicable Chinese laws affecting payments from Chinese companies to non-Chinese companies. Although based on this agreement TTB is only entitled to 90% of net profits (other than net profits allocable to the SOE Shareholder of Yanyu), TTB also entitled the remaining share of the net profits of the VIEs through dividends per the Proxy Agreement as discussed below. The Company relies on dividends paid by TTB for its cash needs, and TTB relies on payments from Yanyu and Tranhold to be able to pay such dividends to the Company.

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

Tri-Tech Holding Inc. and Subsidiaries

Notes To Consolidated Financial Statements—(Continued)

March 31, 2010 and 2009

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

The Company provided advances to its VIEs totaling $1,495,046 during the quarters ended March 31, 2010. The Company’s accumulated outstanding advances to Tranhold and Yanyu, respectively, were $6,589,299 and $805,157 as of March 31, 2010.

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

In January 2010, Yanyu acquired 5 software products, which include BlueSky (large region environmental management system), Skylon MCMS V1.0 (mobile web management system), Skylon DLMS V1.0 (database management system), pollution reduction checking assistant, water pollution control infrastructure, and hired its associated software R&D persons, simultaneously. This purchase involves $293,000. This is attributable to Segment 2 (“Water Resource Management”). Through this purchase, we will

Tri-Tech Holding Inc. and Subsidiaries

Notes To Consolidated Financial Statements—(Continued)

March 31, 2010 and 2009

strengthen our service and provide better products for our customer, which integrates the acquired software products with our existing products and services. The customers are similar type of our previous customers of central and local government administrations, such as environmental protection department, hydrology department and other public utility. The Company intends to start the promotion and marketing campaign for these products. The actual payment is recorded as the cost of software for the acquired software.

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

No change occurred in the controlling interests before and after the Company entered into agreements with these VIEs.

VIE relationship is a combination of entities under common control, and all assets and liabilities are reported at their historical cost basis.

The following are major categories of the Assets and Liabilities of the VIEs:

	Yanyu	Tranhold
	March 31, 2010	March 31, 2010
	(Unaudited)
Current assets	$3,158,698	$11,877,539
Plant and equipment, net	26,565	400,143
Intangible assets	822,062	251,435
Long-term unbilled revenue	—	1,128,862
Liabilities assumed	(2,032,915)	(6,132,997)

Total shareholders’ equity	$1,974,410	$7,524,982

	Yanyu	Tranhold
	December 31, 2009	December 31, 2009
Current assets	$3,010,585	$11,133,068
Plant and equipment, net	27,660	343,011
Intangible assets	544,279	253,575
Long-term unbilled revenue	—	1,128,548
Liabilities assumed	$(1,604,509)	$(5,336,339)

Total shareholders’ equity	$1,978,015	$7,521,863

Tri-Tech Holding Inc. and Subsidiaries

Notes To Consolidated Financial Statements—(Continued)

March 31, 2010 and 2009

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements of Tri-Tech Holding Inc. (the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). However, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the financial statements include all adjustments necessary, which are of a normal and recurring nature for the fair presentation of the results of the interim periods presented. All of the amounts included in this Report related to the condensed consolidated financial statements and notes thereto as of and for the three months ended March 31, 2010 and 2009 are unaudited. The interim results presented are not necessarily indicative of results for any subsequent interim period, the year ending December 31, 2010, or any future period.

The accompanying consolidated financial statements include the accounts of TRIT and its subsidiaries and VIEs. All material inter-company transactions and balances have been eliminated in the consolidation. Please also refer to Note 1 for the discussion on accounting for the reorganization and acquisition.

The Company adopted the provisions of FIN 46R (ASU NO.810). Pursuant to FIN 46R (ASC NO.810), Tranhold and Yanyu are VIEs of the Company and the Company is the primary beneficiary of the VIEs. Accordingly, the VIEs have been consolidated in the Company’s financial statements.

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

For presentation of the financial statements, we assume the issuance of 3,555,000 common shares at the beginning of the period. On September 9, 2009, the Company completed its IPO of 1,700,000 common shares at $6.75 per share. On December 31, 2009, the Company had issued and outstanding 177,500 unexercised warrants (note 11) and 525,500 unexercised options (note 12). As of March 31, 2010, 134,000 warrants had been exercised at a price equal to $8.10 per share.

Tri-Tech Holding Inc. and Subsidiaries

Notes To Consolidated Financial Statements—(Continued)

March 31, 2010 and 2009

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

Restricted Cash

On December, 2009, the Company made a 3-months time deposit of RMB 10.25 million (or $1,501,128) in a bank as collateral in exchange for the issuance of a Letter of Credit facility of RMB 10 million (or $1,464,515), with an expiration in three months. However, the Company didn’t use the facility for any issuance of Letter of Credit within that period. Correspondingly, the bank released the collateral and the restrictions on cash on March 3, 2010.

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

Tri-Tech Holding Inc. and Subsidiaries

Notes To Consolidated Financial Statements—(Continued)

March 31, 2010 and 2009

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

Valuation of Long-Lived Assets

The Company reviews the carrying value of its long-lived assets, including plant and equipment, and finite life intangibles whenever events or changes in circumstances indicate that the carrying value may not be recoverable. To the extent the estimated undiscounted future cash inflows attributable to the asset, less estimated undiscounted future cash outflows, are less than the carrying amount, the Company recognizes an impairment loss in an amount equal to the difference between the carrying value of such assets and fair value. No impairment indicator is noted in prior and current periods. The Company reports assets for which there is a committed disposition plan, whether through sale or abandonment, at the lower of carrying value or fair value less costs to sell. No such assets are identified in prior and current periods.

The Company evaluates the periods of depreciation and amortization to determine whether subsequent events and circumstances revised estimates of useful lives.

Intangible Assets

The Company amortizes other acquired intangible assets with definite lives on a straight-line basis over their expected useful economic lives. The Company does not amortize intangible assets with an indefinite useful life but subjects them to an impairment test annually or more frequently if events or changes in circumstances indicate that the assets might be impaired. The Company periodically evaluates the recoverability of all intangible assets and takes into account events or circumstances that revised estimates of useful lives or that indicate that impairment exists.

Useful Life
Proprietary technology relating to sewage, municipal solid waste treatment and tail gas purification	20 years
Proprietary technology relating to low energy consumption data transmission system	20 years
Large region environmental management system	10 years
Mobile web management system	10 years
Database Management System	10 years
Pollution reduction checking assistant	10 years
Water pollution control infrastructure	10 years

Tri-Tech Holding Inc. and Subsidiaries

Notes To Consolidated Financial Statements—(Continued)

March 31, 2010 and 2009

Balance Sheet Classifications

The Company uses a one-year time period as the basis for classifying all current assets and liabilities.

Revenue Recognition

Revenues consist primarily of hardware product sales, software product sales, and system integration sales. The Company recognizes revenue when it is probable that the economic benefits will flow to the Company.

Specifically the Company generally provides system integration under short and long-term fixed-price contracts. The contract periods range from two months to approximately three years in length. The Company recognizes income for these contracts following the percentage-of-completion method, measured by contract milestones in accordance with the AICPA’s Statement of Position (“SOP”) 81-1 (ASC No. 605), “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”. Cost of revenue (exclusive of depreciation and amortization expenses) is based on total actual costs incurred plus estimated costs to completion applied to percentage of completion as measured by contract milestone. Cost of revenues (exclusive of depreciation and amortization expenses) includes direct labor, materials and the applicable share of overhead expense directly related to the execution of services and delivery of projects.

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

The Company recognizes sales of its hardware products upon delivery of goods and passage of title in accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements”, as amended by SAB No. 104 (ASC No. 605), “Revenue Recognition”.

The Company recognizes revenue from the sales of software products, support contracts and services in accordance with SOP No. 97-2, “Software Revenue Recognition” and SOP 81-1. For software sales with no significant post-shipment obligations and no uncertainty about customer acceptance, the Company recognizes revenue on delivery of software to the customer. The Company recognizes revenues for software sales with significant post-shipment obligations, including the production, modification, or customization of software, by the percentage-of-completion method, with progress to completion measured on the basis of milestone completion, labor costs incurred currently versus the total estimated labor cost of performing the contract over its term, or other factors appropriate to the individual contract of sale. For the three months ended March 31 2010 and 2009, no software sales with significant post-shipment obligations occurred.

Tri-Tech Holding Inc. and Subsidiaries

Notes To Consolidated Financial Statements—(Continued)

March 31, 2010 and 2009

NO postcontract customer support (“PCS”) arrangement is included in the software sales.

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

The Company records revenue in excess of billings as “unbilled revenue”. The Company records billings in excess of revenues as “billings in excess of revenue”. The Company expects all billed and unbilled amounts to be collected within one year except for the contract mentioned bellow which has been classified in Long-term assets on the consolidated balance sheets as of March 31, 2010 and December 31, 2009.

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

Research and development costs recorded in general and administrative expenses were $39,338 and $53,712 during the quarters ended March 31, 2010 and 2009. No research and development expenses were capitalized in that period respectively. We do not pass along research and development expenses directly or indirectly to our customers.

Tri-Tech Holding Inc. and Subsidiaries

Notes To Consolidated Financial Statements—(Continued)

March 31, 2010 and 2009

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

Translation adjustments amounted to $374,567 and $377,097 as of March 31, 2010 and December 31, 2009, respectively. The Company translated balance sheet amounts with the exception of equity at March 31, 2009 at RMB 6.8263 to US$ 1.00 as compared to RMB 6.8282 to US$ 1.00 at December 31, 2009. The Company stated equity accounts at their historical rate. The average translation rates applied to income statement accounts for the quarters ended March 31, 2010 and March 31, 2009 were RMB 6.8269 and RMB 6.8357, respectively.

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

Tri-Tech Holding Inc. and Subsidiaries

Notes To Consolidated Financial Statements—(Continued)

March 31, 2010 and 2009

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

We have granted 525,500 options to our key employees and 177,500 warrants to the placement agent in our IPO and to our investor relations consultant, all of which are included when calculating the earnings per share diluted. As of March 31, 2010, 134,000 warrants had been exercised at a price equal to $8.10 per share.

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

Tri-Tech Holding Inc. and Subsidiaries

Notes To Consolidated Financial Statements—(Continued)

March 31, 2010 and 2009

Reclassifications

The Company has reclassified certain prior period amounts to conform to the current period presentation. These reclassifications did not affect net income or cash flows.

Recently Issued Accounting Pronouncements

In April 2010, the FASB announced an update by the Securities and Exchange Commission (SEC) about accounting for certain tax effects of the 2010 health care reform acts (ASU No. 2010-12). The announcement addresses the SEC’s understanding of the Health Care and Education Reconciliation Act of 2010 signed by the President on March 30, 2010 and the other Patient Protection and Affordable Care Act signed on March 23, 2010 should be taken together as one to represent the current health care reforms. Therefore, companies should take both acts in consideration in the reports preparation. The company is currently assessing its implementation of this update, but does not expect a material impact on the Consolidated Financial Statements.

In March 2010, the FASB issued amended accounting guidance in the scope exception related to embedd credit derivatives (ASU No. 2010-11). The amendments clarify that the scope of embedded credit derivatives that requires the disclosure by the seller of this credit derivatives. Only embedded credit derivatives feature between the financial instruments created by subordination is an exception for the application. The amendments narrow down the scope exception related to embedded credit derivatives and are effective as of the beginning of the first fiscal quarter that begins after June 15, 2010. Early adoption is permitted. The company currently does not issue or involve in any embedded credit derivatives and its obligations and believes the appliance with this guidance will not materially affect the Consolidated Financial Statements.

In February 2010, the FASB issued amended financial consolidation guidance to certain investment funds (ASU No. 2010-10). The amendments defer the disclosure requirement for a reporting entity’s interest in an entity that has all the attributes of an investment company or for investment companies that applied the industry practice for financial reporting principles. The guidance also clarifies the situations that a decision marker or service provider’s fee should be determined as a variable interest of the reporting entity. The amendments are expect to affect the reporting entities in the investment management industry and are effective as of the beginning of first annual period that begins after November 15, 2009, and for interim periods within that first annual reporting period. Early application is not permitted. This updated guidance has no material impact on the Consolidated Financial Statements.

In February 2010, the FASB issued amended accounting guidance in certain recognition and disclosure requirements regarding to subsequent events (ASU No. 2010-09). In order to reduce the conflicts with some of the Securities and Exchange Commission’s (SEC) regulations, the amendments require to evaluate subsequent events through the date that the financial statement are issued for an SEC filer or conduit bond obligor, but to evaluate subsequent events through the date the financial statements are available to be issued for an entity meets neither of those criteria. However, the disclosure of the date through which subsequent events have been evaluated is not required for an SEC filer. In addition, the amendments require the reissuance disclosure for revised the financial statements only that include revision due to an error correction or retrospective application of US GAAP. This guidance is effective for interim or annual periods ending after June 15, 2010. The company is currently assessing its implementation of this guidance, but does not expect a material impact on the Consolidated Financial Statements.

Tri-Tech Holding Inc. and Subsidiaries

Notes To Consolidated Financial Statements—(Continued)

March 31, 2010 and 2009

In February 2010, the FASB issued technical corrections to various topics (ASU No. 2010-08). The amendments eliminate the inconsistencies and outdated provisions and provide the needed clarifications on the topics of statement of cash flows, Changing prices, limited liability entities, investments, intangibles, income taxes, business combinations, consolidation, derivates and hedging, nonmonetary transactions, reorganizations, health care entities and real estate. The amendments are effective for the first reporting period beginning after this guidance issuance date, except for 1) reorganizations that is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 but issued interim financial statements before this issuance that require retrospective application, and 2) certain existing contracts containing embedded derivative features adopting after December 15, 2009. The company is currently assessing its implementation of this guidance, but does not expect a material impact on the Consolidated Financial Statements.

In January 2010, the FASB issued amended accounting guidance in mergers and acquisitions to not-for-profit entities (ASU No. 2010-07). The amendments clarify certain terms and provisions in mergers and acquisitions for not-for-profit entities, address the disclosure and financial consolidation obligations of the acquiring entity and describe the accounting methodology for certain accounts related to this type of business combination. The amendments are effective for the initial annual financial statements or the reporting period beginning on or after December 15, 2009. This updated guidance has no material impact on the Consolidated Financial Statements.

In January 2010, the FASB issued amended accounting guidance in fair value measurements and disclosures (ASU No. 2010-06). In order to increase the transparency of the fair value measurements, the amendments clarify some certain existing disclosure requirements and also add more disclosure requirements regarding to this topic. The amendments provide the guidance in the classification of assets or liabilities into three levels and require the disclosures of the reasons for the transfers among these levels. Moreover, the amendments require the disclosures of postretirement benefit plan asset. The amendments are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity that are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early adoption is permitted. The company is currently assessing its implementation of this guidance, but does not expect a material impact on the Consolidated Financial Statements.

In January 2010, the FASB announced an update by Securities and Exchange Commission (SEC) about stock compensation: escrowed share arrangements and the presumption of compensation (ASU No. 2010-05). The announcement describes the SEC’s presumption of compensation character in the escrowed share arrangement. If the purpose of arrangement is unrelated to, and not contingent upon, continued employment, the release of escrowed shares is not subject to compensatory but the transaction on the behalf of the company. However, an escrowed share arrangement is considered as compensation if the escrowed shares are automatically forfeited as a result of employment termination. In addition, the discounts on debt instruments are amortized using the effective interest method, while discounts on common equity are not generally amortized. The announcement also clarifies the belief of the SEC that the benefit created by the shareholder’s escrow arrangement of the subsidiaries or related business partners should be reflected in the company’s financial statements even when the company is not party to the arrangement. The company is currently assessing its implementation of this guidance, but does not expect a material impact on the Consolidated Financial Statements.

Tri-Tech Holding Inc. and Subsidiaries

Notes To Consolidated Financial Statements—(Continued)

March 31, 2010 and 2009

In January 2010, the FASB announced an update by the Securities and Exchange Commission (SEC) about technical corrections to SEC paragraphs regarding to accounting for various topics (ASU No. 2010-04). The amendments claim that the posting of financial statements on the registrant’s website should be considered wide distribution to all shareholders and other financial statement users if the disclosure is consistent with the requirement of regulations. In addition, the amendments build the connection between the SEC’s and FASB’s provisions for the topics including valuation of acquired identifiable intangible assets other than goodwill, adjustments in assets and liabilities for holding gains and losses, intangible assets arising from insurance contracts acquired in a business combination, lessor consideration of third-party value guarantees, management fees based on a formula, etc. The company is currently posting the updated financial statement on the website and believes the application of this update has no material impact on the Consolidated Financial Statements.

In January 2010, the FASB issued amended accounting guidance in oil and gas reserve estimation and disclosures (ASU No. 2010-03). The amendments require the reporting for the oil and gas reserves in order to a better valuation of oil and gas companies and are effective for annual reporting periods ending on or after December 31, 2009. This updated guidance has no material impact on the Consolidated Financial Statements.

In January 2010, the FASB issued amended accounting guidance in decreases in ownership of a subsidiary (ASU No. 2010-02). The amendments clarify the scope of the decrease in ownership that sales of in substance real estate and conveyances of oil and gas mineral rights are not included in this domain. Moreover, the amendments require additional disclosures about the deconsolidation of a subsidiary or derecognition of a group of assets. The entity is required to disclose the valuation techniques used to the fair value measurement for the derecognized entity or group of assets as well as the valuation techniques used in the business combination stage before its acquisition date, the nature of continuing involvement with the subsidiary or group of assets after the deconsolidation and derecognition, and whether the transaction occurring in the deconsolidation is with a related party or whether the former derecognized party will become a related party after the deconsolidation. The amendments are effective as of the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The company currently does not involve in any type of derecogition or deconsolidation and believes the application has no material impact on the Consolidated Financial Statements.

In January 2010, the FASB issued the amended accounting guidance in distributions to shareholders with components of stocks and cash. The amendments clarify the stock portion of a distribution to shareholders that allows them to elect to receive cash or shares with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate should be determined as a share issuance that will be reflected in the EPS calculation prospectively rather than a stock dividend for the purpose of earning per share (EPS) manipulating or new stock issuance by the management in the practice in reality. The amendments redefine the definition of stock dividend that a stock dividend takes nothing from the property of the corporation and adds nothing to the interests of the stockholders. The amendments are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The company currently does not offer any stock dividend to the shareholders and believes the application has no material impact on the Consolidated Financial Statements.

Tri-Tech Holding Inc. and Subsidiaries

Notes To Consolidated Financial Statements—(Continued)

March 31, 2010 and 2009

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

Tri-Tech Holding Inc. and Subsidiaries

Notes To Consolidated Financial Statements—(Continued)

March 31, 2010 and 2009

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

Tri-Tech Holding Inc. and Subsidiaries

Notes To Consolidated Financial Statements—(Continued)

March 31, 2010 and 2009

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

Tri-Tech Holding Inc. and Subsidiaries

Notes To Consolidated Financial Statements—(Continued)

March 31, 2010 and 2009

3. Accounts Receivable

Based on the Company’s valuation review, management believes the net balance on each balance sheet date herein was collectable.

The following analysis details the changes in the Company’s allowances for doubtful accounts during the quarters ended March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009
	(Unaudited)
Balance at beginning of the year	$56,491	$62,286
Increase in allowances during the period	5,957	1,380
Write-offs during the period	—	(7,175)

Balance at the end of the year	$62,448	$56,491

4. Inventories

Inventories consisted of the following:

	March 31, 2010	December 31, 2009
	(Unaudited)
Raw materials	$139,834	$140,048
Finished goods	759,469	360,152
Project work-in-progress	1,090,333	1,073,124

Totals	$1,989,636	$1,573,324

The Company reviews its inventory periodically for possible obsolete goods and to determine if any reserves are necessary for potential obsolescence. As of March 31, 2010 and December 31, 2009, the Company determined that no more reserves were necessary.

5. Deposits on Projects

Deposits on Projects consisted of the following:

	March 31, 2010	December 31, 2009
	(Unaudited)
Contract deposit	$685,483	$523,505
Bidding deposit	293,204	61,648

Totals	$978,687	$585,153

Contract deposits are paid to customers for promising the service or products will be properly and timely provided. Bidding deposits are paid as a deposit for involving in the bidding process. All the deposits will be utilized within one year.

Tri-Tech Holding Inc. and Subsidiaries

Notes To Consolidated Financial Statements—(Continued)

March 31, 2010 and 2009

6. Plant and Equipment, net

Plant and equipment consist of the following:

	March 31, 2010	December 31, 2009
	(Unaudited)
Transportation equipment	$384,410	$308,042
Office equipment	211,223	206,674
Furniture	13,990	13,986

Total plant and equipment	609,623	528,702
Less accumulated depreciation	(177,397)	(154,693)

Plant and equipment, net	$432,226	$374,009

The depreciation expense for the quarters ended March 31, 2010 and 2009 amounted to $22,704 and $9,119, respectively.

7. Proprietary technology, net

Proprietary technology mainly represents patents and software. Patents were invested as capital contribution by the minority shareholder of Tranhold and the majority shareholder of Yanyu and were recorded at appraisal value as stipulated by local regulatory authority. Software was purchased from third parties at the acquisition cost. All proprietary technology have definite lives, and are amortized on a straight-line basis over their expected useful economic lives. The original costs and accumulated amortization as at March 31 2010 and December 31 2009 are as follows:

	March 31, 2010	December 31, 2009
	(Unaudited)
Proprietary technology	$1,718,940	$1,425,559
Less accumulated amortization	(645,443)	(627,705)

Proprietary technology, net	$1,073,497	$797,854

According to ASC 845-10-S99, transfers of nonmonetary assets to a company by its promoters or shareholders in exchange for stock prior to or at the time of the company’s initial public offering normally should be recorded at the transferors’ historical cost basis determined under GAAP. The net book value of the patents invested by the majority shareholders of Yanyu was $533,961 as of March 31, 2010 which only accounted for 1.99% of its total assets as of March 31, 2010, therefore, the effect from the inclusion of the contributed patents at its fair value instead of historical cost was immaterial.

The amortization expense for the quarters ended March 31, 2010 and 2009 amounted to $ 17,738 and $12,464, respectively.

Tri-Tech Holding Inc. and Subsidiaries

Notes To Consolidated Financial Statements—(Continued)

March 31, 2010 and 2009

8. Prepayments to suppliers and subcontractors

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

9. Accounts payable and cost accrual on projects

This account contains the accruals of costs incurred in the projects in accordance with the percentage of completion method. Cost accrual on projects is $2,637,248 and $2,433,407 as of March 31, 2010 and December 31, 2009, respectively.

10. Long-term liabilities

Company purchased transport equipment payable on installments, pursuant to the payment agreement, the remaining payments totally $47,277 will be repaid within 13 months at $3,637 per month from March 31, 2010.

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

Tri-Tech Holding Inc. and Subsidiaries

Notes To Consolidated Financial Statements—(Continued)

March 31, 2010 and 2009

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

The Company had paid income taxes $122,786 for the quarter ended March 31, 2010.

Yanyu had accumulated net operating losses of RMB6,152,353 (approximately $901,272) for income tax purposes as of March 31, 2010. These net operating losses can be carried forward for 5 years to reduce future years’ PRC taxable income. Tranhold had accumulated net operating losses of RMB589,992 (approximately $86,429) for income tax purposes as of March 31, 2010. These net operating losses can be carried forward for 5 years to reduce future years’ PRC taxable income. These carry forwards will expire, if not utilized, beginning in 2011 and continue through 2016.

Tri-Tech Holding Inc. and Subsidiaries

Notes To Consolidated Financial Statements—(Continued)

March 31, 2010 and 2009

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

The provision for income tax expense (benefit) from continuing operations consists of the following:

	For the three Months Ended March 31,
	2010	2009
	(Unaudited)	(Unaudited)
Current:
PRC	$67,773	$54,347
Deferred:
PRC	—	9,216

Total income tax expense (benefit)	$67,773	$63,563

Significant components of the Company’s net deferred tax assets/(liabilities) are as follows:

	March 31, 2010	December 31, 2009
	(Unaudited)
Deferred tax assets:
Net operating loss carry forwards	—	140,814
Deferred tax liabilities:
Revenue recognition based on percentage of completion	—	282,292

Total net deferred tax assets(liabilities)	$—	$(141,478)

Income Tax Reconciliation for three months ended March 31, 2010 and 2009 are as follows:

	For the three Months Ended March 31,
	2010	2009
	(Unaudited)	(Unaudited)
PRC federal statutory tax rate	25%	25%
Taxable income	896,678	664,188
Computed expected income tax expense	224,170	116,047
Effect of tax holidays	(156,397)	(102,484)

	67,773	63,563

Tri-Tech Holding Inc. and Subsidiaries

Notes To Consolidated Financial Statements—(Continued)

March 31, 2010 and 2009

12. Equity

On September 9, 2009, the Company completed its initial public offering (“IPO”) of 1,700,000 common shares at $6.75 per share. In order to mitigate some of the risk of valuing the Company on a forward-looking basis, each of the founders of TRIT placed into escrow , on a pro rated basis, that number of common shares that was equal to 20% of the number of shares sold in the IPO (“Founders’ Shares”) or 340,000 shares. If TRIT’s 2009 EPS equaled or exceeded $0.7205 (calculated before the effects of the expenses related to Warrants, Options and escrow shares, and with the assumption as indicated above), then the Founders’ Shares were to be released to the Founders from escrow. Because the Founders’ Shares were escrowed as a condition of completing the IPO and were to be released to the Founders without regard to the shareholders’ continued employment if TRIT met the foregoing criteria, we have determined that no compensatory arrangement exists. Accordingly, we have accounted for the escrow shares as an element of the overall transaction and will not recognize any compensation expense upon the return of escrow shares to the Founders. If our Company did not meet the criteria for releasing the Founders’ Shares, then we were obligated to redeem the Founders’ Shares without payment, resulting in the reduction of TRIT shares outstanding. Basic EPS was 0.94 for fiscal year 2009, therefore the criteria were met and no accounting treatment was made accordingly. Since the Company is preparing a second-round financing (Note 22), which will also have escrow shares criteria, the escrow shares are not released as at March 31, 2010.

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

As of March 31, 2010, 134,000 warrants had been exercised at a price equal to $8.10 per share, which led to an increase in Common stock by $134, and Additional paid-in-capital by $1,085,255. .

The fair value of each warrants award is estimated on the date of grant using a Black Scholes Model that uses the item noted in the following table.

Fair value per share (USD/share)	5.94
Exercise price (USD/share)	8.10
Risk free rate	2.74%
Dividend yield	0.00%
Expected term/Contractual Life (No. of Yrs)	5.0
Expected volatility	53.0%

(1) Fair Value of Underlying Common Shares

With reference to Paragraph 17 of SFAS123R, a restricted stock discount was applied to price of the Company’s common shares to reflect the fact that the warrant holders are restricted from exercising the warrant within 180-days after its vesting date. When determining the restricted stock discount, the Black

Tri-Tech Holding Inc. and Subsidiaries

Notes To Consolidated Financial Statements—(Continued)

March 31, 2010 and 2009

Scholes option model was used. Under the option-pricing method, the cost of put option, which can hedge the price change before the privately held share can be sold, was considered as a basis to determine the discount for lack of marketability. Based on the analysis, restricted stock discount of 12% was applied on the market price of our common share as of the warrant grant dates.

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

(6) Volatility

The volatility of the underlying common shares during the life of the warrants was estimated based on the historical stock price volatility of listed comparable companies over a period comparable to the expected term of the warrants.

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

Tri-Tech Holding Inc. and Subsidiaries

Notes To Consolidated Financial Statements—(Continued)

March 31, 2010 and 2009

The fair value of each option award is estimated on the date of grant using a Black Scholes Model that uses the item noted in the following table.

Fair value per share (USD/share)	6.75
Exercise price (USD/share)	6.75
Risk free rate	2.74%
Dividend yield	0.00%
Expected term/Contractual Life (No. of Yrs)	6.5
Expected volatility	50.0%

(1) Fair Value of Underlying Common Shares

This is based on market price of the Company’s common shares as of option grant dates.

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

(6) Volatility

The volatility of the underlying common shares during the life of the options was estimated based on the historical stock price volatility of listed comparable companies over a period comparable to the expected term of the options.

The fair value of options on the grant-date of September 9, 2009 was $3.53 per share. The total fair value of options was $1,855,015. None of options is vested under the employee share option plan as of December 31, 2009.

The Company recognized compensation cost for awards with graded vesting on a straight-line basis over the requisite service period for the entire award. The total option compensation expense recognized for the year ended December 31, 2009 was $114,858, and another $1,740,157 will be recognized as general and administrative expense over the next 1,712 days. $91,480 was recognized as expense for the three months ended March 31, 2010

Tri-Tech Holding Inc. and Subsidiaries

Notes To Consolidated Financial Statements—(Continued)

March 31, 2010 and 2009

15. Net Income per Common Share

Basic net income per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share reflects the potential dilution of securities by adding other common stock equivalents, primarily stock options and warrants, to the weighted-average number of common shares outstanding during the period, if dilutive. Potentially dilutive securities have been excluded from the computation of diluted net income per share if their inclusion is anti-dilutive.

The calculation of basic and diluted net income per common share is as follows (in USD, except per share amounts):

	For the three Months Ended March 31,
	2010	2009
	(Unaudited)	(Unaudited)
Net income attributable to Tri-Tech Holding Inc	$817,614	$600,252
Weighted-average shares of common stock used to compute basic net income per share	5,269,011	3,555,000
Effect of dilutive common stock equivalents:
Dilutive effect of warrants	84,349	—
Dilutive effect of employee stock options	205,900	—

Shares used in computing diluted net income per common share	5,559,260	3,555,000

Basic net income per common share	$0.16	$0.17

Diluted net income per common share	$0.15	$0.17

16. Commitments and Contingencies

Operating Leases

As of March 31, 2010, the Company had commitments under certain operating leases, requiring annual minimum rentals as follows:

2010	$196,922
2011	134,177
2012	116,921
2013	116,921
2014	107,177

Total	$672,118

The leased properties are principally located in the PRC and are used for administration and research and development purposes. The terms of these operating leases varied from one to five years. Pursuant to contracts, when the contracts are expired, we have the rights to extended them with new negotiated prices. The leases are renewable subject to negotiation. Rental expenses were $69,227 and $44,333 for the quarters ended March 31, 2010 and March 31, 2009, respectively.

Tri-Tech Holding Inc. and Subsidiaries

Notes To Consolidated Financial Statements—(Continued)

March 31, 2010 and 2009

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

17. Certain Significant Risks and Uncertainties

Cash includes cash on hand and demand deposits in accounts maintained with state owned banks within the PRC. Total cash in these banks at March 31, 2010 and December 31, 2009, amounted to $7,202,236 and $8,672,592, respectively, of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

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

The Company has five major customers which in total represented approximately 68.9% and 61.3% of the Company’s sales for the quarters ended March 31, 2010 and March 31, 2009, respectively. Sales to one customer amounted to $1,572,462 and $414,911 in the segment of Wastewater and Tail Gas Treatment, or accounted for 37.1% and 14.6% of the sales for the first quarter of 2010 and 2009, respectively.

18. Related Party Transactions

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

Tri-Tech Holding Inc. and Subsidiaries

Notes To Consolidated Financial Statements—(Continued)

March 31, 2010 and 2009

An administrative officer of the Company leased his personal property to Tranhold as its branch office in Beijing. The monthly rent is $4,758, which approximates an average of market price, from January 1, 2009 to December 31, 2010.

19. Retirement Plan

The Company and its subsidiaries are required to participate in a central pension scheme operated by the local municipal government. The Company is required to contribute approximately 20% of its payroll costs, subject to certain caps with reference to average municipal salary, to the central pension scheme. The Company charges contributions to its income statement as they become payable in accordance with the rules of the scheme. The aggregate contributions of the Company to retirement benefit schemes amounted to $22,400 and $10,005 for the quarters ended March 31, 2010 and March 31, 2009 respectively.

20. Statutory Reserves

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

Tri-Tech Holding Inc. and Subsidiaries

Notes To Consolidated Financial Statements—(Continued)

March 31, 2010 and 2009

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

For the quarters ended March 31, 2010 and December 31, 2009, respectively, the Company made no appropriations to statutory reserves.

21. Segment and Geographic Information

The Company has three reportable operating segments. The segments are grouped with references to the types of services provided and the types of clients that use those services. As TTB and its subsidiaries conduct services of the three segments, the total sales and costs are accordingly divided into the three segmental portions. The Company assesses each segment’s performance based on net revenues and gross profit on contribution margin. The three reportable operating segments are Segment 1: municipal water and wastewater treatment process control systems, process tail gas purification (“Wastewater and Tail Gas Treatment”), Segment 2: water resources protection and allocation, flood control and forecasting, irrigation systems, and municipal water supply and distribution systems (“Water Resource Management”) and Segment 3: Provide systems for VOC abatement and odor control for petrochemical industry (“Industrial Pollution Control”)

	For the quarters ended March 31, 2010 (Unaudited)
	Segment 1 Wastewater and Tail Gas Treatment	Segment 2 Water Resource Management	Segment 3 Industrial Pollution Control	Total
Revenues	$2,561,051	$1,616,420	$60,643	$4,238,114
Cost of revenues (exclusive of depreciation and amortization expenses shown separately below):	1,531,384	925,391	14,463	2,471,238
Operating expenses:
Depreciation and amortization expenses	21,480	17,481	1,481	40,620
Other operating expenses	404,038	473,814	20,850	898,524
Total operating expenses	425,518	491,295	22,331	939,144
Other income, net	2,194	57,986	—	60,180
Income before income taxes and noncontrolling interest	$606,343	$257,720	$23,849	$887,912

Tri-Tech Holding Inc. and Subsidiaries

Notes To Consolidated Financial Statements—(Continued)

March 31, 2010 and 2009

	For the quarters Ended March 31, 2009 (Unaudited)
	Segment 1 Wastewater and Tail Gas Treatment	Segment 2 Water Resource Management	Segment 3 Industrial Pollution Control	Total
Revenues	$1,544,982	$1,305,825	—	$2,850,807
Cost of revenues (exclusive of depreciation and amortization expenses which are included in the Operating expenses below):	855,027	926,697	—	1,781,724
Operating expenses:
Depreciation and amortization expenses	8,325	13,258	—	21,583
Other operating expenses	241,990	141,365	—	383,355
Total operating expenses	250,315	154,623	—	404,938
Other income, net	161	(116)	—	45
Income before income taxes and noncontrolling interest	$439,801	$224,389	—	$664,190

Assets by segment

The Company evaluates its assets by segment to generate information needed for internal control, resource allocation and performance assessment. This information also helps management to establish a basis for asset realization, determine insurance coverage, assess risk exposure, and meet requirements for external financial reporting.

Tri-Tech Holding Inc. and Subsidiaries

Notes To Consolidated Financial Statements—(Continued)

March 31, 2010 and 2009

Segment assets of the Company are as follows:

	As of March 31, 2010 (Unaudited)
	Segment 1 Wastewater and Tail Gas Treatment	Segment 2 Water Resource Management	Segment 3 Industrial Pollution Control	Total
Segment Assets	$14,980,100	$11,546,733	$361,720	$26,888,553

	As of December 31, 2009
	Segment 1 Wastewater and Tail Gas Treatment	Segment 2 Water Resource Management	Segment 3 Industrial Pollution Control	Total
Segment Assets	$10,952,971	$13,237,317	$—	$24,190,288

22. Subsequent Event

On April 20, 2010, the Company announced its offering of 2,142,750 common shares at $14.00 per share. The company has granted the underwriters an over-allotment option. This option, which is exercisable for up to 45 days after the date of this prospectus, permits the underwriters to purchase a maximum of 321,412 additional common shares from the company to cover over-allotments. The company has also agreed to issue the underwriters a warrant to purchase a number of common shares equal to an aggregate of 10% of the common shares sold in the offering, excluding over-allotments, if any. The warrants will have an exercise price equal to 145% of the offering price.