Form 10-Q
period 2010-06-30
Tri-Tech Holding, Inc.
filed 2010-08-16
CIK 1460801

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The Company is authorized to issue 30,000,000 ordinary shares, $0.001 par value per share. As of the date of this report, the Company has 7,770,733 issued and outstanding ordinary shares.

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

Overview

We are a leading provider of integrated solutions in China for its water and environmental problems. We are headquartered in Beijing with a current headcount of 200 employees. Our clients are a combination of government agencies, municipalities, and industrial companies and are located throughout China. Since our inception in 2002, we have successfully implemented more than 280 projects in 29 provinces, municipalities and autonomous regions in China.

Through our subsidiary, Tri-Tech (Beijing) Co. Ltd., and contractual arrangements with each of Beijing Yanyu Water Tech Co., Ltd. and Tranhold Environmental (Beijing) Co., Ltd., our two variable interest entities (“VIEs”) in China, we provide self-manufactured, proprietary or third-party products, system integration and other services in the fields of environmental protection, and water resource monitoring, development, utilization and protection. We design water work, reclaimed water reuse, customized sewage treatment and solid waste disposal works for China’s municipalities and larger cities. These systems combine process equipment, software, controls and instruments, information management systems, resource planning and local and distant networking hardware that includes sensors, control systems, programmable logic controllers, supervisory control and data acquisition systems. We design systems that track natural waterway levels for drought control, monitor groundwater quality and assist governmental agencies in managing water resources. We also provide systems for volatile organic compound (“VOC”) abatement, odor control, water and wastewater treatment, water recycling facilities design, project engineering, procurement and construction for petroleum refineries, petrochemical and power plants as well as safety and clean production technologies for oil and gas field exploration and pipelines.

For the quarters ended June 30, 2010 and 2009, our total revenues amounted to approximately $8.1 million and $3.1 million, respectively, a 157.8% quarter-over-quarter increase. For the six months ended June 30, 2010 and 2009, our total revenues amounted to approximately $12.3 million and $6.0 million, respectively, a 105.9% period-over-period increase. Our revenues are subject to value added tax (“VAT”), business tax, urban maintenance and construction tax and additional education fees. We deduct these amounts from our gross revenues to arrive at our total revenues. Our net income for the quarters ended June 30, 2010 and 2009 was $1.4 million and $0.8 million, respectively, a quarter-over-quarter increase of 66.9%. Our net income for the six months ended June 30, 2010 and 2009 was $2.2 million and $1.5 million, respectively, a period-over-period increase of 54.1%. Although there are many uncertainties surrounding the macro-economic environment in China, which might affect the overall economic situation during the second half of 2010, based on our current backlog and pipeline, we reiterate our 2010 guidance we announced early this year. For 2010, we anticipate that our revenues will range between $40.6 million and $50.5 million. We anticipate our net income will likely reach between $7.0 million and $9.2 million.

We experienced rapid growth in the sales of hardware products and system integration, in the first half of 2010. Depending on the demand of customers and market conditions, we played different roles in the market, such as prime contractor, subcontractor, and hardware, software and service provider. However, with the further development of this market, we expect our sales price and profitability will change due to intense competition in the sales of hardware and software products. In order to maintain our competitive advantages, we will aggregate all our resources to expand our market share of prime contract and subcontract projects.

We generate revenues from services we provide in our three operating segments: (i) water, wastewater treatment and municipal infrastructure, (ii) water resource management systems and engineering services and (iii) industrial pollution control and safety. Total sales and costs are divided amongst these three segments.

Water, Wastewater Treatment and Municipal Infrastructure (“Segment 1”)

Revenues for this segment were $4.3 million in the quarter ended June 30, 2010, an increase of 190.4% over revenues of $1.5 million in this segment in the quarter ended June 30, 2009. Cost of revenue (exclusive of depreciation and amortization) was $2.5 million in the quarter ended June 30 2010, an increase of 266.0% over cost of revenue (exclusive of depreciation and amortization) of $0.7 million in the quarter ended June 30, 2009. Operating expenses were $0.6 million in the quarter ended June 30 2010, an increase of 88.7% over operating expenses of $0.3 million in the quarter ended June 30, 2009. Net income attributable to Tri-Tech Holding Inc. (“TRIT”) was $0.9 million in the quarter ended June 30, 2010, an increase of 113.1% over net income of $0.5 million in the quarter ended June 30 2009.

Water Resource Management Systems and Engineering Services (“Segment 2”)

Revenues for this segment were $2.1 million in the quarter ended June 30, 2010, an increase of 22.2% over revenues of $1.7 million in this segment in the quarter ended June 30 2009. Cost of revenue (exclusive of depreciation and amortization) was $1.2 million in the quarter ended June 30, 2010, an increase of 11.5% over cost of revenue (exclusive of depreciation and amortization) of $1.1 million in the quarter ended June 30, 2009. Operating expenses were $0.4 million in the quarter ended June 30, 2010, an increase of 236.4% over operating expenses of $0.1 million in the quarter ended June 30, 2009. Net income attributable to TRIT was $0.3 million in the quarter ended June 30, 2010, a decrease of 25.6% over net income of $0.4 million in the quarter ended June 30 2009.

Industrial Pollution Control and Safety (“Segment 3”)

This is a new segment for 2010. Revenues for this segment were $1.8 million in the quarter ended June 30, 2010. Cost of revenue (exclusive of depreciation and amortization) was $1.4 million, and net income was $0.2 million in the quarter ended June 30, 2010.

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

Historically, our business growth has primarily been driven by an increase in the number of our customers and projects. The complexity and scale of our projects have grown from single pieces of equipment, to comprehensive systems, to general contracting for complete solutions. For example, we now undertake projects to design and build entire treatment plants and complicated flood monitoring and forecasting systems for river basins. Due to the increasing urbanization process and growing Chinese economy, we expect that we will continue to earn a substantial majority of our revenues from our water resources management and municipal water, wastewater treatment product and service lines. In the first quarter of 2010, we set up a new segment focusing on industrial pollution control and safety. This segment began to generate considerable revenues during the second quarter. As a result, we plan to continue to focus most of our resources on expanding our business to the larger areas out of our current base of operation in China and increasing our market share in the regions we serve. In addition, we will allocate our resources to innovate our technology, to develop applications, to improve our larger project execution capabilities, especially in industrial pollution control and safety and profitability, and to market our brand to customers. Through a successful secondary public offering on April 20, 2010, we received net proceeds of approximately $30.7 million and used a portion of the net proceeds for working capital, acquisition, product research and development, application expansion and sales and marketing and expect to use the remaining portion for the same general purposes.

Macro-Economic Factors and Business Trends

According to the China State Bureau of Statistics, China’s GDP totaled RMB 17.3 trillion (or US$ 2.6 trillion) for the first six months of 2010, an increase of 11.1% over the same period in 2009. The GDP growth rate was 10.3% during the second quarter, compared to 11.9% during the first quarter in 2010, indicating a moderate slowdown. In addition, industrial production and fixed asset investment (“FAI”) during the first six months also slowed down. The industrial production growth rate was 17.6% during first six months, lower than the first five months in 2010, which was 18.5%. In particularly, the industrial production growth rate in June, 2010 was only 13.7% over the same period in 2009. The overall fixed asset investment growth rate was only 25%, the lowest since March, 2008.

Two major factors caused the slowdown in the economic indicators above: (i) high growth rates resulted in a higher benchmark in 2009, and (ii) the central government’s control on overall fixed asset investment caused a decrease in the number of new projects for the first time. We anticipate that the central government will continue to limit fixed asset investment during the second half in 2010, especially restricting fixed asset investment in the “Two High One Resource” sectors of high energy consumption, high pollution, and resource exploration related sectors.

Wastewater treatment business is shifting from tier 1 large cities, such as Shanghai, Beijing, Tianjin, Guangzhou, to tier 2 smaller cities and counties. According to the 12th Five-Year Plan, all counties and towns in China will construct wastewater treatment plants. We believe the wastewater treatment market will continue to be strong. The 12th 5-year plan sets a goal to have a 67% increase in the wastewater treatment capacity. As of the end of 2009, China reached a 73% municipal wastewater treatment rate. Compared to a 90% treatment rate in the developed countries, there will still be still approximately 20% space for growth. In addition, more actions will be taken for restoration of lakes and rivers.

The investment in wastewater treatment will continue to increase. If China’s GDP growth rate keeps above 7% through 2020, the spending in environmental protection will increase from the current rate of 1.49% to 2.4% and 3.0% of GDP in 2015 and 2020, or RMB 1,150 billion and RMB 2,030 billion, respectively. The CAGR will be 14% through 2015, and 13.4% through 2020.

Recently, the National Development and Reform Commission announced the 540 new municipal wastewater and solid waste disposal facilities will be constructed in county-level municipalities throughout the country in 2010. The spending will come from the central government budget. These facilities will provide 15 million cubic meters of daily wastewater treatment capacity, and 60,000 metric tons per day of municipal solid waste disposal capacity.

The 2010-2015 China Environmental Protection Sector Investment Analysis and Forecasting Report published by the China Investment Advisory Co. indicated that during the first quarter of 2010, investment from the financial institutions in water resources, environmental protection and public infrastructure management sector increased 56.5% over the same period in 2009, however, there was a 28.7% decrease in comparison to the fourth quarter of 2009.

Recently, the National Development and Reform Commission approved an additional 29 projects funded by foreign government loans of $426 million. As of June 30, 2010, a total of 56 projects have been approved to utilize foreign government loans of total $1.1 billion. The majority of the projects are water, wastewater treatment and environmental protection related.

Based on the data shown above, although there are lots of uncertainties in China’s economy, we still believe that our company is likely to continue to grow in 2010 because our business is poised to directly benefit from China’s increasingly enhanced investment in its water and environmental protection infrastructure as China is exerting more focus and efforts on sustaining the growth of its economy.

New Opportunities in Our Business

Water, Wastewater Treatment and Municipal Infrastructure

According to the Tianjin Municipality Development and Reform Commission, in order to reach Tianjin’s goal of energy conservation and pollution reduction for the 11th 5-year plan (2006 – 2010), 29 new wastewater treatment plants with a total capacity of 2.6 million cubic meters per day have to be built by the end of 2010.

The National Development and Reform Commission approved 36 municipal wastewater facilities in Hebei Province funded by the Central Government. These 36 facilities include treatment plants, sewage pipelines, and other related facilities.

In addition to Tianjin and Hebei Province, we are very actively expanding our geographical reach from our current base of operation to the rest of China, including Hubei, Inner Mongolia, Xinjiang, Shaanxi, Sichuan, and Heilongjiang provinces. Our expansion strategy has had some immediate impacts. So far, we have received a JPY519 million (approximately $6 million) contract for the upgrade and expansion of a wastewater treatment plant in Kuitun City of Xinjiang Uygur Autonomous Region. The project will be financed by an Official Development Assistance (ODA) Loan under an agreement between China’s Ministry of Finance and Japan’s Bank for International Cooperation. As one of eleven Xinjiang Urban Environmental Comprehensive Improvement Projects approved by the Chinese government and funded by a Japanese Yen credit in July 2007. This project covers upgrade work of a central wastewater treatment facility and construction of a companion wastewater treatment plant with a targeted daily capacity of 60,000 cubic meters.

Winning our first project funded by foreign government financial institution indicates we reached a new level and are able to compete and win such high end projects.

We have also identified a $35 million project lead within one of the provinces that we recently expanded and expect to secure significant contracts in those newly expanded provinces within 2010.

Due to the shortage of fresh water sources, the Chinese government requires all new power plants in the coastal areas to build sea water desalination plants simultaneously, to provide the process water to operate the power plants, as well as the water supplying the adjacent commercial and residential users. The sea water desalination market is rapidly growing in China, especially in the Bohai Bay Area, surrounded by major cities, including Tianjin, Tangshan, Dalian, and Qingdao. By the end of 2010, the total capacity of sea water desalination will increase to 500,000 cubic meters per day or 150 million cubic meters a year, becoming the largest sea water desalination industrial base in China. We expect to participate in the potential market leveraging our existing technologies in water treatment.

Water Resources Management Systems and Engineering Services

Earlier this year, the southern provinces of China were devastated by severe drought. The Ministry of Water Conservancy approved expedited construction of the National Drought and Flood Control Command System (PhaseII) which includes information acquisition systems, communication systems, networks systems and decision support systems. RMB1.14 billion will be allocated to the project by the central government and local governments; we expect this project to commence in the third quarter of this year after flood season.

This summer, mountain torrents and debris flow happened in a lot of areas in China. According to the report of the Ministry of Water Conservancy (“MWC”), the central government has acknowledged the 103 mountain torrents pilot county projects and mandated to expand the pilot areas. Yanyu participated in such pilot projects in 17 pilot counties of these 103 counties. Currently the MWC is planning the national mountain torrent control pilot county projects Phase II which will cover 200 to 300 counties and central and local investment will total RMB900 million.

In pushing forward the non-structural measures for flood control on the Eleventh-Five-Year Plan, the MWC will initiate the building of 98 hydrological experiment stations with spending totaling RMB490 million.

According to the hydrological station construction plan and targets of MWC in the Twelfth-Five Year Plan, online monitoring for cross-boundary water volume and water quality of all major rivers will be achieved during the Twelfth-Five Year Period, thus we expect big spending will be allocated to water volume and quality monitoring, water quality labs and portable testing devices.

Industrial Pollution Control and Safety

Petroleum and petrochemical is an industry with high energy consumption and high pollution. Currently this industry is faced with severe challenges with respect to its efforts to improve energy consumption, mainly due to the lagging technologies in China. Since the reform and opening 30 years ago, the Chinese government attached great importance to energy saving, emission reduction and waste treatment for this industry. There is RMB 210 billion of the RMB 4 trillion stimulus package announced by the government at the end of 2008 being spent in energy saving and emission reduction for the petroleum and petrochemical industry. We believe the energy saving environmental industry will experience high growth in the next 3 years under policies of expanding domestic demands and consumptions.

As we mentioned early this year, we set up a new reportable segment – Industrial Pollution Control and Safety. We completed several projects during the second quarter in this segment, for example, we just finished a turn-key air pollution control project for Interface production facilities in Taicang, Jiangsu Province. Interface is an Atlanta based US company. They are the worldwide leader in design, production and sales of environmentally-responsible modular carpet. Currently we are actively pursuing several large projects in this sector, including a wastewater treatment project for Daqing Refining & Chemical Company, biofiltration odor control system for Daqing Petrochemical Co. and VOC abatement project Phase for Rubber Plant of Yanshan Petrochemical Co.

In order to offer our products, systems and services to different industries by broadly penetrating major fields such as the oil, gas and petrochemical industries, we recently completed our first acquisition of Beijing Satellite Science & Technology Co. Ltd. (“BSST”). We believe the acquisition of BSST provides a strategic opportunity for us to penetrate the industrial pollution control market in various large industries, especially the automation of safety in production of petroleum and petrochemical industry.

Strategies for Growth

Water, Wastewater Treatment and Municipal Infrastructure

We are very actively expanding our geographical reach from our current base of operation to the rest of China, including Hubei, Inner Mongolia, Xinjiang, Shaanxi, Sichuan, and Heilongjiang Provinces. We set up a branch office with 6 full-time employees in Wuhan, the capital of Hubei Province. We are planning to set up sales offices in Chengdu, Sichuan Province; Harbin, Heilongjiang Province; and project offices in Xi’an, Shaanxi Province; Ordos, Inner Mongolia Autonomous Region; and Urumqi, Xinjiang Uygur Autonomous Region.

We plan to continue to expand our company’s capabilities from sub-contracting to prime contracting services. Since our inception, we have grown our company from a provider of system integration and hardware to a company capable of engineering, procurement and construction of municipal water, wastewater and solid waste disposal facilities. As we continue to grow, we intend to focus our business on larger projects.

Water Resources Management Systems and Engineering Services

In a similar manner, we are going to further develop our water resource management services from partial management solutions to comprehensive management of large scale river basin projects. We believe that the Chinese government’s decision to initiate new programs and allocate significant investment for their implementation will offer our company significant business opportunities. The severe drought in Southwest China will accelerate investment in water conservancy.

We invested significant resources to develop a large-scale water resources management software platform. The purpose is to consolidate our current independent, specialized software applications and platforms. The new software platform will have a whole set of features for comprehensive data collection, processing, analyzing, searching and reporting systems for real-time rainfall, surface and groundwater quantity and quality, and soil moisture data. We expect to complete the development by the end of 2010.

We also intend to invest resources to develop water quantity and water quality monitoring technologies and upgrade our proprietary products. We will introduce foreign advanced hydrological, water quantity and water quality monitoring instruments for application development. We intend to acquire some domestic providers of water quantity and quality facilities. With all our forces, we will make sure our company keeps pace with development and automation in the water quantity sector.

Industrial Pollution Control and Safety

We intend to strengthen our company’s industrial pollution services by penetrating adjacent industry verticals such as the power generation, oil and petrochemical industries. While we have previously implemented air pollution control systems for the petrochemical industry, we also believe that there are significant business opportunities such as water and wastewater treatment and process safety in the adjacent industries.

With the acquisition of BSST, we will greatly benefit from the valuable market access and the existing client base of BSST in the oil, gas and petrochemical industries.

Potential Acquisitions of Complementary Businesses

In addition to organic growth, we are targeting selected acquisitions to further enhance our growth. In general, our markets are highly fragmented with small competitors. We will consider acquiring companies that we believe will add significant value to our business. These potential targets may have strong customer relationships but limited market access. Similarly, these targets may possess specialized skills, but the businesses have not scaled to the point where they can fully implement such skills. When evaluating targets we use a disciplined, conservative approach to ensure the acquisitions are strategic and beneficial to our business.

Research and Development

We are investing significant resources in research and development for new products and advanced treatment processes. We have established a new R&D facility, Tianjin Baoding Environmental Technology Ltd. (Tianjin Baoding), in the Tianjin Baodi Economic Development Area. As the R&D base for Tri-Tech, Tianjin Baoding will focus on research and development, pilot testing, pre-installation and pre-assembly and manufacturing of our company’s proprietary products.

In addition, we have also established cooperative relationships with several industrial companies in the United States and Europe. The technologies we are pursuing include MBR membrane technology, forward osmosis membrane, the latest ecological engineering for wastewater treatment, advanced solid-liquid separation technology, and energy saving mixers in anaerobic, aerobic, and anoxic cells.

Management

In order to continue our growth, we need to find the best talents in our industries. We appointed three senior executives that substantially strengthen the company’s water and wastewater treatment management team. We believe their seasoned experience as well as their outstanding track records and achievements in water and wastewater treatment fields greatly enhance our competitive advantages in local, domestic and international markets. Their appointments reflect the ongoing growth of our company that values talent-oriented vision, advanced technologies and quality management. This underscores our dedication to be a leading solutions provider in the water, wastewater treatment and pollution control markets.

The newly appointed senior executives have already had major impacts on our organization, especially project execution capabilities. Under the leadership from Mr. Weidong Bi, Vice President of Engineering and Project Management, we completed and have started to implement new project management procedures to ensure we are able to execute much larger, more complicated projects with good quality, on time and under budget. We continue to recruit the best talents and will appoint more senior executives later this year.

Internal Control and SOX 404 Compliance

Our board of directors and management team fully understand the importance of corporate governance. Internal control policies and procedures are very critical for a publicly traded company. Although we are exempt from compliance with Sarbanes-Oxley Section 404 (“SOX404”), because we are a smaller reporting company. We think internal control compliance will help our company in the long-run. We engaged Friedman LLP to assist us in implementing SOX 404. Friedman LLP worked closely with the company’s management to help prepare a SOX 404 compliance program. As part of compliance with SOX 404, Tri-Tech Holding and its external auditor examined and reported on the adequacy of the company’s internal financial reporting and control systems after documenting and testing financial reporting and control procedures. In addition, Friedman LLP provided recommendations to our company’s management for instituting necessary additional controls to enhance the risk management capability of our company’s internal controls over financial reporting. We are pleased to engage Friedman LLP for the important efforts to ensure that our company is in full compliance with SOX 404 requirements. We believe that this necessary undertaking will also enhance shareholder confidence and long-term value in our company.

2010 Guidance

For 2010, we reaffirm that our revenues will range between $40.6 million and $50.5 million. We anticipate our net income will likely reach between $7.0 million and $9.2 million.

Three Month Period Ended June 30, 2010 Compared to Three Month Period Ended June 30, 2009

Results of Operations

	The quarter ended June 30, 2010 ($)	% of sales	The quarter ended June 30, 2009 ($)	% of sales	Change ($)	Change (%)
Revenue	$8,102,778	100%	$3,143,529	100%	$4,959,249	157.8%
Cost of Revenue (exclusive of depreciation and amortization)	5,098,559	62.9%	1,764,631	56.1%	3,333,928	188.9%
Operating Expenses:
Depreciation and Amortization Expenses	34,166	0.4%	23,817	0.8%	10,349	43.5%
Selling and Marketing Expenses	300,092	3.7%	108,340	3.4%	191,752	177.0%
Other General and Administrative Expenses	897,585	11.1%	327,922	10.4%	569,663	173.7%
Total Operating Expenses	1,231,843	15.2%	460,079	14.6%	771,764	167.7%
Other Income (Expenses), net	17,513	0.2%	18,745	0.6%	(1,232)	(6.6)%
Income before provision for income taxes and non-controlling interests income	1,789,889	22.1%	937,564	29.8%	852,325	90.9%
Provision for Income Taxes	351,647	4.3%	72,532	2.3%	279,115	384.8%
Net Income Attributable to Non-controlling Interests	16,655	0.2%	13,350	0.4%	3,305	24.8%
Net Income Attributable to TRIT	1,421,587	17.5%	851,682	27.1%	569,905	66.9%

Revenue

Our revenue was $8,102,778 in the quarter ended June 30, 2010, an increase of $4,959,249, or 157.8%, compared to revenue of $3,143,529 in the same period of 2009. The increased revenue was primarily driven by an increase in the number and size of our contractual engagements during this period. For example, in the second quarter of 2010, we obtained several contracts with a sales amount exceeding $2.6 million (equal to RMB 18 million). Additionally, the increase of revenue attributable to Segment 1, Segment 2 and Segment 3 was $2,788,402, or 56.2%, $373,664, or 7.5%, and $1,797,183, or 36.3%, respectively.

Cost of Revenue (exclusive of depreciation and amortization)

Our cost of revenue (exclusive of depreciation and amortization) was $5,098,559 in the quarter ended June 30, 2010, an increase of $3,333,928, or 188.9%, compared to cost of revenue (exclusive of depreciation and amortization) of $1,764,631 in the quarter ended June 30, 2009.

The increase in our cost of revenue (exclusive of depreciation and amortization) resulted directly from the increased amount of projects during the period. The increase in cost of revenue (exclusive of depreciation and amortization) in the quarter ended June 30, 2010 was more than the increase in revenue because during the period, the proportion of revenue attributable to software sales with high gross margin declined; while the proportion of revenue attributable to hardware sales with low gross margin increased.

Operating Expenses

The Company’s operating expenses were $1,231,843 in the quarter ended June 30, 2010, an increase of $771,764, or 167.7%, compared to operating expenses of $460,079 in the same period of 2009. The increase in operating expenses mainly resulted from the rapid growth rate of general and administrative expenses and selling expenses.

In the quarter ended June 30, 2010, our selling expenses were $300,092, an increase of $191,752 or 177.0%, compared to selling expenses of $108,340 in the same period of 2009. Salaries, travelling costs and entertainment expenses increased 122.5%, 171.8% and 112.7%, respectively. The increased selling expenses primarily resulted from: (i) the increased number of our sales personnel, and (ii) more frequent and longer business travelling needed to acquire an increased number of contracts.

Our general and administrative expenses (total of depreciation and amortization expenses and other general and administrative expenses) were $931,751 for the quarter ended June 30, 2010; an increase of $580,012, or 164.9%, compared to general and administrative expense of $351,739 in the quarter ended June 30, 2009. The increase reflected: (i) a $190,579 increase in salaries, (ii) a $34,667 increase in accounting and attorney services fees, (iii) a $30,916 increase in office rental expenses, (iv) a $10,349 increase in depreciation and amortization, (v) a $92,497 increase in the costs associated with stock options and warrants, and, (vi) a $221,004 increase in travelling, registration, printing and other expenses. The increased general and administrative expenses primarily resulted from the increase in: (i) the square footage of rental office, (ii) printing expenses, (iii) travelling, and (iv) professional service fees as a publicly traded company.

Other Income (Expenses)

The Company’s other income was $17,513 in the quarter ended June 30, 2010, a decrease of $1,232, or 6.6%, compared to other income of $18,745 in the same period of 2009.

Net Income

In the quarter ended June 30, 2010, our income before income taxes and non-controlling interest was $1,789,889, an increase of $852.325, or 90.9%, compared to income before income taxes and non-controlling interest of $937,564 in the same period of 2009. Our income taxes were $351,647 in the quarter ended June 30, 2010, an increase of $279,115, or 384.8%, compared to income taxes of $72,532 in the same period of 2009. The increase in income taxes for the quarter ended June 30, 2010 was primarily driven by an increase in income from operations for the quarter ended June 30, 2010. In the quarter ended June 30, 2010, net income attributable to the shareholders of TRIT was $1,421,587, an increase of $569,905, or 66.9%, compared to net income attributable to the shareholders of TRIT of $851,682 in the same period of 2009.

Six Month Period Ended June 30, 2010 Compared to Six Month Period Ended June 30, 2009

Results of Operations

	Six Months ended June 30, 2010 ($)	% of sales	Six Months ended June 30, 2009 ($)	% of sales	Change ($)	Change (%)
Revenue	$12,340,892	100%	$5,994,336	100%	$6,346,556	105.9%
Cost of Revenue (exclusive of depreciation and amortization)	7,569,797	61.3%	3,546,355	59.2%	4,023,442	113.5%
Operating Expenses:
Depreciation and Amortization Expenses	74,708	0.6%	45,400	0.8%	29,208	64.3%
Selling and Marketing Expenses	502,286	4.1%	212,647	3.5%	289,639	136.2%
Other General and Administrative Expenses	1,594,093	12.9%	606,970	10.1%	987,123	162.6%
Total Operating Expenses	2,170,987	17.6%	865,017	14.4%	1,305,970	151.0%
Other Income (Expenses), net	77,694	0.6%	18,790	0.3%	58,904	313.5%
Income before provision for income taxes and non-controlling interests income	2,677,802	21.7%	1,601,754	26.7%	1,076,048	67.2%
Provision for Income Taxes	419,420	3.4%	136,095	2.3%	283,325	208.2%
Net Income Attributable to Non-controlling Interests	19,180	0.2%	13,725	0.2%	5,455	39.7%
Net Income Attributable to TRIT	2,239,202	18.1%	1,451,934	24.2%	787,268	54.2%

Revenue

Our revenue was $12,340,892 in the six months ended June 30, 2010, an increase of $6,346,556, or 105.9%, compared to revenue of $5,994,336 in the same period of 2009. The increased revenue was primarily driven by an increase in the number and size of our contractual engagements during this period. For example, in the six months of 2010, we obtained several contracts with a sales amount exceeding $0.9 million (equal to RMB 6 million) and $2.6 million (equal to RMB 18 million).

Cost of Revenue (exclusive of depreciation and amortization)

Our cost of revenue (exclusive of depreciation and amortization) was $7,569,797 in the six months ended June 30, 2010, an increase of $4,023,442, or 113.5%, compared to cost of revenue (exclusive of depreciation and amortization) of $3,546,355 in the six months ended June 30, 2009.

The increase in our cost of revenue (exclusive of depreciation and amortization) resulted directly from the increased number of projects during the period. The increase in cost of revenue (exclusive of depreciation and amortization) in the six months ended June 30, 2010 was more than the increase in revenue because, during the period the proportion of revenue attributable to software sales with high gross margin declined; while the proportion of revenue attributable to hardware sales with low gross margin increased.

Operating Expenses

Our operating expenses were $2,170,987 in the six months ended June 30, 2010, an increase of $1,305,970, or 151.0%, compared to operating expenses of $865,017 in the same period of 2009. The increase in operating expenses mainly resulted from the rapid growth of general and administrative expenses and selling expenses.

In the six months ended June 30, 2010, our selling expenses were $502,286, an increase of $289,639 or 136.2%, compared to selling expenses of $212,647 in the same period of 2009. Salaries, travelling costs and entertainment expenses increased 134.1%, 95.6% and 109.2%, respectively. The increased selling expenses primarily resulted from the: (i) increased number of our sales personnel, and (ii) more frequent and longer business travelling needed to acquire an increased number of contracts.

Our general and administrative expenses (total of depreciation and amortization expenses and other general and administrative expenses) were $1,668,701 for the six months ended June 30, 2010; an increase of $1,016,331, or 155.8%, compared to general and administrative expense of $652,370 in the same period of 2009. The increase reflected: (i) a $290,612 increase in salaries, (ii) a $79,996 increase in accounting and attorney services fees, (iii) a $55,810 increase in office rental expenses, (iv) a $29,208 increase in depreciation and amortization, (v) a $192,743 increase in the costs associated with stock options and warrants, and, (vi) a $367,962 increase in travelling, registration, printing and other expenses. The increased general and administrative expenses primarily resulted from the increase in: (i) the square footage of rental office, (ii) printing expenses, (iii) travelling, and (iv) professional service fees as a publicly traded company.

Other Income (Expenses)

Our other income was $77,694 in the six months ended June 30, 2010, an increase of $58,904, or 313.5%, compared to other income of $18,790 in the same period of 2009.

Net Income

In the six months ended June 30, 2010, our income before income taxes and non-controlling interest was $2,677,802, an increase of $1,076,048, or 67.2%, compared to income before income taxes and non-controlling interest of $1,601,754 in the same period of 2009. Our income taxes were $419,420 in the six months ended June 30, 2010, an increase of $283,325, or 208.2%, compared to income taxes of $136,095 in the same period of 2009. The increase in income taxes for the six months ended June 30, 2010 was primarily driven by an increase in income from operations. In the six months ended June 30, 2010, net income attributable to the shareholders of TRIT was $2,239,202, an increase of $787,268, or 54.2%, compared to net income attributable to the shareholders of TRIT of $1,451,934 in the same period of 2009.

Liquidity and Capital Resources

As highlighted in the consolidated statements of cash flows, Our liquidity and available capital resources are impacted by four key components: (i) cash and cash equivalents, (ii) operating activities, (iii) financing activities, and (iv) investing activities.

Statement of Consolidated Cash Flows

	Six Months Ended June 30, 2010 ($)	Six Months Ended June 30, 2009 ($)	Change ($)
Net cash (used in) provided by operating activities	(6,602,555)	166,755	(6,769,310)
Net cash used in investing activities	(450,431)	(191,841)	(258,590)
Net cash provided by financing activities	31,529,012	(549,859)	32,078,871
Effects of exchange rate changes on cash and cash equivalents	(36,963)	45,436	(82,399)
Increase (decrease) in cash and cash equivalents	24,439,063	(529,509)	24,968,572
Cash and cash equivalents, beginning of period	7,171,464	732,418	6,439,046
Cash and cash equivalents, end of period	31,610,527	202,909	31,407,618

Cash and cash equivalents

As of June 30, 2010, our cash and cash equivalents were $31,610,527.

Operating activities

Net cash used for operating activities was $6,602,555 in the six months ended June 30, 2010, compared to $166,755 provided in the same period of 2009. A $6,769,310 decrease in cash from operating activities in the quarter ended June 30, 2010 was mainly due to: (i) a $792,723 increase in net income before allocation to non-controlling interests, (ii) a decrease in accounts receivable of $7,870,302 and an increase in unbilled revenue of $1,858,861, (iii) a $1,747,436 decrease in other receivables, (iv) a $325,020 decrease in prepayment of suppliers, (v) a $289,591 decrease in accounts payable, and (vi) a $477,306 increase in taxes payable.

Investing activities

Net cash used for investing activities was $450,431 in the six months ended June 30, 2010, compared to $191,841 used in the same period of 2009. This significant increase was due to the purchase of several software products in 2010, amounting to $293,033 in total.

Financing activities

The cash provided by financing activities was $31, 529,012 in the six months ended June 30, 2010. This was due to: (i) $1,377,000 of cash received from the exercise of warrants into ordinary shares, (ii) $30,666,876 of cash received from the issuance of new ordinary shares, and (iii) $122,080 used to repurchase ordinary shares, and (iv) $392,784 payment of financing expenses to agencies

Effect of change in exchange rate changes on cash and cash equivalents

Net cash loss due to currency exchange was $36,963 in the six months ended June 30, 2010, compared to a profit of $45,436 in the same period of 2009.

Working Capital and Cash Flow Management

As of June 30, 2010, our working capital was $50,645,804, including cash and cash equivalents of $31,610,527.

Due to the increase in purchase orders, our company has experienced some pressure from a shortage in working capital. We received net proceeds from our follow-on offering of approximately $30.67 million in 2010, which we are using for working capital, product research and development, acquisition and sales and marketing.

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

•

We may incur short-and/or long-term debt through commercial loans. As of June 30, 2010, our company had long-term debt of $36,556 that will be repaid within 10 months and short-term debt of $0. Therefore, we believe we are in a strong position to utilize debt, if deemed appropriate by management.

Contractual Obligations and Commercial Commitments

Operating Leases

As of June 30, 2010, we had commitments under certain operating leases, requiring annual minimum rentals as follows:

2010	$134,100
2011	134,877
2012	117,530
2013	117,530
2014	107,736
Total	$611,773

Our leased properties are principally located in the PRC and are used for administration and research and development purposes. The terms of these operating leases vary from one to five years. Pursuant to the lease terms, when the contracts expire, we have the right to extend them with new negotiated prices. The leases are renewable subject to negotiation. Rental expenses were $71,439 and $40,523 for the quarters ended June 30, 2010 and June 30, 2009, $140,666 and $84,856 for the six months ended June 30, 2010 and June 30, 2009, respectively.

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

Capital Expenditures

In the past, our capital expenditures were used to purchase computers and other office equipment for our business. Our capital expenditures may increase in the near term as our business continues to grow and as we expand and improve our financial and accounting systems and infrastructure. We spent $450,430 and $191,841 on such capital expenditures during the six months ended June 30, 2010 and 2009, respectively. As of June 30, 2010, we do not have any capital expenditure commitments.

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

Segment Information

We have three reportable operating segments. The segments are grouped with references to the types of services provided and the types of clients that use those services. Total sales and costs are divided among these three segments. We assess each segment’s performance based on net revenues and gross profit on contribution margin. The three reportable operating segments are:

Segment 1: Water, Wastewater Treatment and Municipal Infrastructure

Municipal water supply and distribution, wastewater treatment and gray water reuse engineering, procurement, and construction (EPC), build and transfer (BT); proprietary process control systems, process equipment integration, and proprietary odor control systems, and other municipal facilities engineering, operation management, and related infrastructure construction projects.

Segment 2: Water Resource Management System and Engineering Service

Water resources protection, planning and allocation, flood control and forecasting, and irrigation systems related system integration, proprietary hardware and software products.

Segment 3: Industrial Pollution Control and Safety

VOC abatement systems, proprietary odor control systems, industrial water and wastewater treatment, water recycling facilities design, EPC for oil, gas, petrochemical and power industries, safety and clean production technologies for oil, gas exploration and pipeline.

Segment 1: Water, Wastewater Treatment and Municipal Infrastructure

	The Quarter Ended June 30, 2010	The Quarter Ended June 30, 2009	Change ($)	Change (%)
Revenue	4,252,524	1,464,123	$2,788,401	190.4%

Cost of Revenue (exclusive of depreciation and amortization)	2,495,414	681,860	1,813,554	266.0%
Selling Expenses	121,573	56,687	64,886	114.5%

Depreciation and Amortization	13,463	11,137	2,326	20.9%

Other General and Administrative Expenses	487,096	261,909	225,187	86.0%
Operating Expenses	622,132	329,733	292,399	88.7%

Other (Loss) Income, net	13,531	(90)	13,621	(15,134.1)%

Income before provision for income taxes and non-controlling interest	1,148,509	452,440	696,069	153.8%
Income Taxes	258,918	35,004	223,914	639.7%

Net Income Attributable Non-controlling Interest	—	—	—
Net Income Attributable to TRIT	$889,591	417,436	472,155	113.1%

In Segment 1, revenue was $4,252,524 in the quarter ended June 30, 2010, an increase of $2,788,401, or 190.4%, compared to revenue of $1,464,123 in the same period of 2009. Recently, the Ministry of Environmental Protection of PRC with two other governmental agencies issued the First National Census of Pollution Source. This report acknowledged the severe environmental pollution in the PRC and unveiled the fact that Ministry of Environmental Protection, together with Ministry of Finance and State Administration of Taxation were discussing the environmental tax issue, which implied that the government will likely increase its environmental protection investment. We believe that such increased investment is likely to greatly benefit the Chinese environmental businesses, including our company.

Cost of revenue (exclusive of depreciation and amortization) for Segment 1 was $2,495,414 in the quarter ended June 30, 2010, an increase of $1,813,554, or 266.0%, compared to cost of revenue (exclusive of depreciation and amortization) of $681,860 in the same period of 2009. This increase was higher than the increase in revenue because the revenue generated from system integration increased while the revenue generated from software sales decreased.

In the quarter ended June 30, 2010, selling expenses were $121,573, an increase of $64,886, or 114.5%, compared to selling expenses of $56,687 in the same period of 2009. The increased selling expenses were mainly driven by the increased number of our sales personnel, as well as more frequent and longer business travel necessary to compete for larger contracts.

Depreciation and amortization was $13,463 in the quarter ended June 30, 2010; an increase of $2,326, or 20.9%, compared to depreciation and amortization of $11,137 in the quarter ended June 30, 2009. The increase in depreciation and amortization resulted from new equipment and vehicle purchases in 2010.

Other general and administrative expenses were $487,096, an increase of $225,187, or 86.0%, compared to other general and administrative expenses of $261,909 in the quarter ended June 30, 2009. Material causes for this increase included: (i) an increase in office rental expenses and (ii) an increase in the costs associated with being a publicly traded company, printing expenses, salary and depreciation and amortization expenses.

Operating expenses in the quarter ended June 30, 2010 were $622,132, an increase of $292,399, or 88.7%, compared to operating expenses of $329,733 in the quarter ended June 30, 2009. The primary reasons were: (i) an increase in expenses associated with being a publicly traded company, (ii) increased depreciation and amortization expenses, and (iii) an increase in selling expenses.

Other income expenses was $13,531 in the quarter ended June 30, 2010, a $13,621 increase compared to other expense of $90 in the same period of 2009. The increase was mainly due to a tax rebate.

Income before provision for income taxes and non-controlling interest was $1,148,509 in the quarter ended June 30, 2010, an increase of $696,069, or 153.8%, compared to income before provision for income taxes and non-controlling interest of $452,440 in the same period of 2009.

Income taxes were $258,918 in the quarter ended June 30, 2010, a $223,914 decrease compared to income taxes of $35,004 in the same period of 2009.

Net income attributable to the shareholders of TRIT was $889,591 in the quarter ended June 30, 2010, an increase of $472,155, or 113.1%, compared to net income attributable to the shareholders of TRIT of $417,436 in the same period of 2009. The increased net income attributable to the shareholders of TRIT was mainly driven by the increase in revenue. In the future, we intend to continue to improve our profitability by expanding our existing market base and reducing project costs by utilizing locally-made equipment and parts.

Segment 2: Water Resource Management System and Engineering service

	The Quarter Ended June 30, 2010	The Quarter Ended June 30, 2009	Change ($)	Change (%)
Revenue	$2,053,070	$1,679,406	$373,664	22.2%
Cost of Revenue (exclusive of depreciation and amortization)	1,207,680	1,082,771	124,909	11.5%
Selling Expenses	172,014	51,653	120,361	233.0%
Depreciation and Amortization	20,259	12,681	7,578	59.8%
Other General and Administrative Expenses	246,144	66,004	180,140	272.9%
Operating Expenses	438,419	130,346	308,073	236.4%
Other (Loss) Income, net	(2,868)	18,835	(21,703)	(115.2)%
Income before provision for income taxes and non-controlling interest	404,105	485,124	(81,019)	(16.7)%
Income Taxes	64,200	37,528	26,672	71.1%
Net income attributable to Non-controlling Interest	16,655	13,350	3,305	19.8%
TRIT Net Income Attributable to TRIT	$323,250	$434,246	$(110,996)	(25.6)%

In Segment 2, revenue was $2,053,070 in the quarter ended June 30, 2010, an increase of $373,664 or 22.2%, compared to revenue of $1,679,406 in the same period of 2009. This increase was driven by the increase in the number of water resource management projects and the size of each project, which resulted from the increase in government spending on water conservancy facilities.

Cost of revenue (exclusive of depreciation and amortization) in Segment 2 was $1,207,680 in the quarter ended June 30, 2010, an increase of $124,909, or 11.5%, compared to cost of revenue (exclusive of depreciation and amortization) of $1,082,771 in the same period of 2009. This increase was less than our increase in revenue because: (i) we conducted more projects with higher gross margins; and (ii) we lowered our equipment cost by acquiring more locally-made equipment and parts.

Selling expenses were $172,014 in the quarter ended June 30, 2010, an increase of $120,361 or 233.0%, compared to selling expenses of $51,653 in the same period of 2009. The growth rate of selling expenses was higher than the growth rate of revenue. The increased selling expenses in 2010 included: (i) an increase in travelling cost, and (ii) an increase in salaries. We expect to secure additional contracts and projects through the increase in our selling expenses, such as rewarding outstanding sales representatives, increasing the number of sales personnel as well as the frequency and time of business travel.

Depreciation and amortization in Segment 2 was $20,259 in the quarter ended June 30, 2010, compared to depreciation and amortization of $12,681 in the same period of 2009. The increase in depreciation and amortization resulted from new equipment and vehicle purchases in 2010.

Other general and administrative expenses were $246,144 in the quarter ended June 30, 2010; an increase of $180,140, or 272.9%, compared to other general and administrative expenses of $66,004 in the quarter ended June 30, 2009. The increase in total general and administrative expenses was primarily due to: (i) an increase in expenses associated with being a publicly traded company, and (ii) increased depreciation and amortization expenses.

Operating expenses in the quarter ended June 30, 2010 were $438,419, an increase of $308,073, or 236.4%, compared to operating expenses of $130,346 in the same period of 2009. This increase directly resulted from our increased revenues. To the extent our company continues to increase the number of its projects, we will add administrative personnel as needed.

Other loss was $2,868 in the quarter ended June 30, 2010; a decrease of $21,703, compared to other income of $18,835 in the quarter ended June 30, 2009. The increase was primarily due to the increased tax rebate in software sales.

Income before provision for income taxes and non-controlling interest was $404,105 in the quarter ended June 30, 2010, a decrease of $81,019, or 16.7%, compared to income before provision for income taxes and non-controlling interest of $485,124 in the same period of 2009. The decrease was driven by the growth of selling expenses and general and administrative expenses.

Income taxes were $64,200 in the quarter ended June 30, 2010, an increase of $26,672, or 71.1%, compared to income taxes of $37,528 in the same period of 2009. This increase is in conformity with our increased revenues.

Net income attributable to non-controlling interest was $16,655 in the quarter ended June 30, 2010, an increase of $3,305, or 19.8%, compared to non-controlling interest of $13,350 in the same period of 2009.

Net income attributable to the shareholders of TRIT was $323,250 in the quarter ended June 30, 2010, a decrease of $110,996, or 25.6%, compared to net income attributable to the shareholders of TRIT of $434,246 in the same period of 2009. The decreased net income attributable to the shareholders of TRIT was mainly driven by the increase in revenue, the increase in operating expenses and the increase in income taxes.

Segment 3: Industrial Pollution Control and Safety

	The Quarter Ended June 30, 2010	The Quarter Ended June 30, 2009	Change ($)	Change (%)
Revenue	$1,797,184	$—	$1,797,184	—

Cost of Revenue (exclusive of depreciation and amortization)	1,395,465	—	1,395,465	—

Selling Expenses	6,505	—	6,505	—

Depreciation and Amortization	444	—	444	—

Other General and Administrative Expenses	164,345	—	164,345	—
Operating Expenses	171,294	—	171,294	—

Other Income, net	6,850	—	6,850	—

Income before provision for income taxes and non-controlling interest	237,275	—	237,275	—

Income Taxes	28,529	—	28,529	—

Net Income attributable to Non-controlling Interest	—	—	—	—

TRIT Net Income Attributable to TRIT	$208,746	$—	$208,746	—

In line with our development strategies, we have expanded our business to include industrial pollution control and Safety. We began operating in this segment for the first time in the quarterly period ended March 31, 2010. In the quarter ended June 30, 2010, we secured an industrial pollution control project from Taicang. We intend to increase our efforts to develop business in this field and secure more contracts.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

A summary of significant accounting policies is included in Note 2 to the unaudited consolidated financial statements for the six months ended June 30, 2010. Management believes that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our Company’s operating results and financial condition.

Recently Issued Accounting Pronouncements

In April 2010, the FASB issued ASU 2010-13, Compensation-Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades - a consensus of the FASB Emerging Issues Task Force. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. Earlier application is permitted. The Company does not expect the provisions of ASU 2010-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

The FASB issued ASU 2010-17, Revenue Recognition - Milestone Method (Topic 605): Milestone Method of Revenue Recognition. This ASU codifies the consensus reached in EITF Issue No. 08-9, “Milestone Method of Revenue Recognition.” The amendments to the Codification provide guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantive. Milestones should be considered substantive in their entirety and may not be bifurcated. An arrangement may contain both substantive and nonsubstantive milestones, and each milestone should be evaluated individually to determine if it is substantive.

ASU 2010-17 is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the entity’s fiscal year, the entity should apply 2010-17 retrospectively from the beginning of the year of adoption. Vendors may also elect to adopt the amendments in this ASU retrospectively for all prior periods. The Company does not expect the provisions of ASU 2010-19 to have a material effect on the financial position, results of operations or cash flows of the Company.

ASU 2010-18, Receivables (Topic 310): Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset, codifies the consensus reached in EITF Issue No. 09-I, “Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset.” The amendments to the Codification provide that modifications of loans that are accounted for within a pool under Subtopic 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. ASU 2010-18 does not affect the accounting for loans under the scope of Subtopic 310-30 that are not accounted for within pools. Loans accounted for individually under Subtopic 310-30 continue to be subject to the troubled debt restructuring accounting provisions within Subtopic 310-40.

ASU 2010-18 is effective prospectively for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. Early application is permitted. Upon initial adoption of ASU 2010-18, an entity may make a one-time election to terminate accounting for loans as a pool under Subtopic 310-30. This election may be applied on a pool-by-pool basis and does not preclude an entity from applying pool accounting to subsequent acquisitions of loans with credit deterioration. The Company does not expect the provisions of ASU 2010-18 to have a material effect on the financial position, results of operations or cash flows of the Company.

In May 2010, the FASB issued ASU 2010-19, Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates. The amendments in this Update are effective as of the announcement date of March 18, 2010. The Company does not expect the provisions of ASU 2010-19 to have a material effect on the financial position, results of operations or cash flows of the Company.

In February 2010, the FASB issued Accounting Standards Update (ASU) 2010-09 to amend ASC 855, Subsequent Events, whose effective date is for interim or annual reporting periods ending after June 15, 2010. As a result, ASU No. 2010-09 excludes SEC reporting entities from the requirement to disclose the date on which subsequent events have been evaluated; In addition, it modifies the requirement to disclose the date on which subsequent events have been evaluated in reissued financial statements to apply only to such statements that have been restated to correct an error or to apply U.S. GAAP retrospectively.

In January 2010, the FASB issued the ASU No. 2010-06—Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This Update amends ASC 820 subtopic 10 that requires new disclosures about transfers in and out of Levels 1 and 2 and activity in Level 3 fair value measurements. This Update also amends ASC 820 subtopic 10 to clarify certain existing disclosures. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4.	Controls and Procedures.

Disclosure Controls and Procedures

As of June 30, 2010, our company carried out an evaluation, under the supervision of and with the participation of management, including our company’s chief executive officer and chief financial officer, of the effectiveness of the design and operation of our company’s disclosure controls and procedures. Based on the foregoing, the chief executive officer and chief financial officer concluded that our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the three or six month periods ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None

(b)	The section entitled “Use of Proceeds” from our registration statement filed on April 3, 2009, as amended (the “Registration Statement”) is incorporated herein by reference. The effective date of the Registration Statement is August 10, 2009, and the Commission file number assigned to the Registration Statement is 333-158393. The Registration Statement registers the offering of up to 1,700,000 ordinary shares (subject to amendment in accordance with the Securities Act of 1933 and the rules and regulations promulgated thereunder) (the Offering”). As of the date of this report, the Company has spent proceeds from the Offering in accordance with the following chart:

Description of Use	Proposed Expenditure Amount	Actual Expenditures through June 30, 2010
Working Capital	$5,015,000	$5,000,000
New Product Development	2,006,000	2,100,000
Application Expansion	1,504,500	1,440,000
Sales and Marketing	1,504,500	690,000
Total	$10,030,000	$9,230,000

(c)	Our company repurchased 12,900 of our outstanding ordinary shares from the open market during the three months ended June 30, 2010. The Company repurchased all 12,900 of these shares during the month of June, 2010. From commencement of the repurchase plan through the date of this filing, our company has repurchased 21,100 ordinary shares, including 8,200 shares after June 30, 2010.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed herewith:

Exhibit Number	Document

3(i).1	Articles of Association of the Registrant(1)

3(i).2	Amended and Restated Articles of Association of the Registrant(1)

3(ii).1	Memorandum of Association of the Registrant(1)

3(ii).2	Amended and Restated Memorandum of Association of the Registrant(1)

4.1	Specimen Share Certificate(1)

10.1	Translation of Form of Employment Agreement between Registrant and Executive Officer of the Registrant(1)

10.2	Translation of Exclusive Technical and Consulting Service Agreement for Tranhold(1)

10.3	Translation of Management Fee Payment Agreement for Tranhold(1)

10.4	Translation of Proxy Agreement for Tranhold(1)

10.5	Translation of Equity Interest Pledge Agreement for Tranhold(1)

10.6	Translation of Exclusive Equity Interest Purchase Agreement for Tranhold(1)

10.7	Translation of Exclusive Technical and Consulting Service Agreement for Yanyu(1)

10.8	Translation of Management Fee Payment Agreement for Yanyu(1)

10.9	Translation of Proxy Agreement for Yanyu(1)

10.10	Translation of Equity Interest Pledge Agreement for Yanyu(1)

10.11	Translation of Exclusive Equity Interest Purchase Agreement for Yanyu(1)

10.14	Translation of Operating Agreement for Yanyu(1)

10.15	Translation of Operating Agreement for Tranhold(1)

10.16	Stock Option Plan(1)

21.1	Subsidiaries of the Registrant(2)

31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (3)

31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (3)

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(3)

32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(3)

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-158393.
(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-164273.
(3)	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tri-Tech Holding Inc.

August 16, 2010	By:	/s/ Peter Dong
Peter Dong
Chief Financial Officer
(Principal Financial and Accounting Officer)

TRI-TECH HOLDING INC. AND SUBSIDIARIES

Financial Statements

For the quarters ended June 30, 2010 and 2009

(Prepared under accounting standards generally accepted in the United States of America)

TRI-TECH HOLDING INC. AND SUBSIDIARIES

TRI-TECH HOLDING INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2010 (Unaudited)	December 31, 2009
ASSETS
Current Assets
Cash	$31,610,527	$7,171,464
Restricted cash	1,546,167	1,501,128
Accounts receivable, net of allowance for doubtful accounts of $54,829 and $56,491 as of June 30, 2010 and December 31, 2009, respectively	13,161,324	4,338,239
Unbilled revenue	2,775,731	3,952,763
Other receivables	1,970,918	273,602
Inventories	2,073,546	1,573,324
Deposits on projects	984,770	585,153
Prepayments to suppliers and subcontractors	2,035,757	1,898,900

Total current assets	56,158,740	21,294,573
Long-term accounts receivable	328,622	—
Long-term unbilled revenue	1,404,697	1,723,852
Plant and equipment, net	474,845	374,009
Proprietary technology, net	1,058,985	797,854

	$59,425,889	$24,190,288

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and cost accrual on projects	$3,436,095	$3,367,056
Customer deposits	759,539	494,047
Billings in excess of revenue	—	8,650
Other payables	532,663	8,633
Accrued liabilities	61,113	103,190
Deferred income taxes	—	141,478
Income taxes payable	686,970	144,232
Current portion of long-term liabilities	36,556	—

Total current liabilities	5,512,936	4,267,286
Long-term liabilities	—	58,171

	5,512,936	4,325,457

COMMITMENTS AND CONTINGENCIES
Equity
Tri-Tech Holding Inc. shareholders’ equity
Common stock ($0.001 par value, 30,000,000 shares authorized; 7,791,833 and 5,255,000 shares issued as of June 30, 2010 and December 31, 2009, respectively.)	7,792	5,255
Additional paid-in-capital	44,783,948	12,942,650
Statutory reserves	50,655	50,655
Retained earnings	8,572,545	6,333,343
Treasury stock	(122,080)	—
Accumulated other comprehensive income	440,228	377,097

Total Tri-Tech Holding Inc. shareholders’ equity	53,733,088	19,709,000
Noncontrolling Interests	179,865	155,831

Total equity	53,912,953	19,864,831

	$59,425,889	$24,190,288

See notes to consolidated financial statements

TRI-TECH HOLDING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME

	For The Six Months Ended June 30		For The Three Months Ended June 30
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues:
System integration	$9,095,217	$3,378,358	$5,587,132	$2,058,755
Hardware products:	2,274,841	1,394,141	1,927,760	296,986
Software products revenues:	970,834	1,221,837	587,886	787,788

Total revenues	12,340,892	5,994,336	8,102,778	3,143,529

Cost of revenues: (exclusive of depreciation and amortization shown separately below)
System integration	5,589,260	2,354,968	3,438,045	1,471,335
Hardware products	1,956,082	1,149,323	1,646,342	261,443
Cost of software	24,455	42,064	14,172	31,853

Total cost of revenues(exclusive of depreciation and amortization shown separately below)	7,569,797	3,546,355	5,098,559	1,764,631

Operating expenses:
Depreciation and amortization expenses	74,608	45,400	34,166	23,817
Selling and Marketing expenses	502,286	212,647	300,092	108,340
General and Administrative expenses	1,594,093	606,970	897, 585	327,922

Total operating expenses	2,170,987	865,017	1,231,843	460,079

Income from operations	2,600,108	1,582,964	1,772,376	918,819

Other income (expenses):
Other expense	(20,755)	(1,153)	(15,906)	(763)
Interest income	19,696	835	10,002	400
Interest expense	(2,763)	(3,659)	(1,134)	(3,659)
VAT tax rebates	81,516	22,767	24,551	22,767

Total other income, net	77,694	18,790	17,513	18,745

Income before provision for income taxes and noncontrolling interests income	2,677,802	1,601,754	1,789,889	937,564
Provision for income taxes	419,420	136,095	351,647	72,532

Net income before allocation to Non-controlling Interests	2,258,382	1,465,659	1,438,242	865,032
Less: Net income attributable to Non-controlling Interests	19,180	13,725	16,655	13,350
Net income attributable to Tri-Tech Holding Inc	$2,239,202	$1,451,934	$1,421,587	$851,682

Other comprehensive income
Foreign currency translation adjustment	67,985	16,743	70,709	3,534

Comprehensive income	2,326,367	1,482,402	1,508,951	868,566
Less: Comprehensive income attributable to non-controlling interests	24,034	13,666	21,703	13,317
Comprehensive income attributable to Tri-Tech Holding Inc.	$2,302,333	$1,468,736	$1,487,247	$855,249

Net income attributable to Tri-Tech Holding Inc. per share:
Basic	$0.36	$0.41	$0.20	$0.24
Diluted	$0.34	$0.41	$0.19	$0.24
Weighted Average number of Common Shares outstanding:
Basic	6,267,348	3,555,000	7,254,714	3,555,000
Diluted	6,505,580	3,555,000	7,413,836	3,555,000

See notes to consolidated financial statements

TRI-TECH HOLDING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Six Months Ended June 30,
	2010 (Unaudited)	2009 (Unaudited)
Cash flows from operating activities:
Net income before allocation to non-controlling interests	$2,258,382	$1,465,659
Adjustments to reconcile net income before non-controlling interests to net cash (used in) provided by operation activities:
Amortization of option expenses	183,977	—
Amortization of warrants	8,766	—
Depreciation and amortization	74,608	45,729
Provision for doubtful accounts	(1,963)	469
Deferred income taxes	(149,875)	17,020
Changes in operating assets and liabilities:
Restricted cash	(36,684)	—
Accounts receivable	(8,755,106)	(884,804)
Unbilled revenue	1,192,722	(666,139)
Other receivables	(2,083,909)	(336,473)
Inventories	(489,111)	(196,872)
Prepayments and deferred expenses	(206,504)	118,516
Accounts payable	50,330	339,921
Customer deposits	261,458	136,774
Billings in excess of revenue	(8,654)	—
Other payables	602,216	87,924
Accrued liabilities	(42,430)	(22,885)
Taxes payable	539,222	61,916

Net cash (used in) provided by operating activities	(6,602,555)	166,755

Cash flows from investing activities:
Payment to purchase plant and equipment	(135,574)	(191,841)
Payment to purchase intangible asset	(293,033)	—
Payment of installment of purchasing vehicle	(21,824)	—

Net cash used in investing activities	(450,431)	(191,841)

Cash flows from financing activities:
Proceeds from the exercise of warrants into common stock	1,377,000	—
Proceeds from the Issuance of common stock	30,666,876	—
Payment of financing expenses to agencies	(392,784)	—
Payment in repurchase treasury stock	(122,080)	—
Repayments from third parties of advances	—	(139,041)
Repayments to third parties of advances	—	(410,818)

Net cash provided by financing activities	31,529,012	(549,859)

Effect of exchange rate fluctuation on cash and cash equivalents	(36,963)	45,436

Net increase (decrease) in cash and cash equivalents	24,439,063	(529,509)

Cash and cash equivalents, beginning of period	7,171,464	732,418

Cash and cash equivalents, end of period	$31,610,527	$202,909

Supplemental disclosure of cash flow information:
Income taxes paid	$183,954	$15,163
Interest paid on debt	$2,763	$3,659

See notes to consolidated financial statements

Tri-Tech Holding Inc. and Subsidiaries

Notes To Consolidated Financial Statements

June 30, 2010 and 2009

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

In 2010, the Company completed its first financing after IPO. On April 20 2010, the Company successfully issued additional 2,142,750 of the Company’s ordinary shares; on May 5, 2010, the Underwriters purchased an aggregate of 224,083 Overallotment Shares. The Offered Shares were sold to the public at a price of $14.00 per share.

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

Tri-Tech Holding Inc. and Subsidiaries

Notes To Consolidated Financial Statements

June 30, 2010 and 2009

We formed Tri-Tech Infrastructure LLC. (“TIS”) on November 16, 2009, which is our wholly-owned subsidiary in the U.S. to develop opportunities in the United States.

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

Tri-Tech Holding Inc. and Subsidiaries

Notes To Consolidated Financial Statements

June 30, 2010 and 2009

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

Tri-Tech Holding Inc. and Subsidiaries

Notes To Consolidated Financial Statements

June 30, 2010 and 2009

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

The Company provided advances to its VIEs totaling $1,972,934 during the six months ended June 30, 2010. The Company’s accumulated outstanding advances to Tranhold and Yanyu, respectively, were $4,879,861 and $2,992,483 as of June 30, 2010.

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

Tri-Tech Holding Inc. and Subsidiaries

Notes To Consolidated Financial Statements

June 30, 2010 and 2009

Based on these agreements and according to the provisions of ASU 2009-17, Consolidations (ASC Topic 810): Improvements to Financial Reporting by Enterprises Involved with VIEs, codifies Statement No. 167, Amendments to FASB Interpretation No. 46(R), Tranhold and Yanyu are considered two variable interest entities (“VIEs”), and the Company is the primary beneficiary. Accordingly, Tranhold and Yanyu have continued to be consolidated in the Company’s financial statements.

It is the Company’s general belief that the creditors and the other beneficial interest holder of Tranhold and Yanyu have no recourses to the general credit of the Company.

No change occurred in the controlling interests before and after the Company entered into agreements with these VIEs.

VIE relationship is a combination of entities under common control, and all assets and liabilities are reported at their historical cost basis.

The following are major categories of the Assets and Liabilities of the VIEs:

	Yanyu	Tranhold
	June 30, 2010	June 30, 2010
	(Unaudited)
Current assets	$5,582,208	$16,119,902
Plant and equipment, net	33,890	333,603
Intangible assets	808,460	250,524
Long-term unbilled revenue	—	1,134,747

Liabilities assumed	(4,431,879)	(10,325,674)

Total shareholders’ equity	$1,992,679	$7,513,102

	Yanyu	Tranhold
	December 31, 2009	December 31, 2009
Current assets	$3,010,585	$11,133,068
Plant and equipment, net	27,660	343,011
Intangible assets	544,279	253,575
Long-term unbilled revenue	—	1,128,548

Liabilities assumed	$(1,604,509)	$(5,336,339)

Total shareholders’ equity	$1,978,015	$7,521,863

Tri-Tech Holding Inc. and Subsidiaries

Notes To Consolidated Financial Statements

June 30, 2010 and 2009

2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated interim financial information as of June 30, 2010 and for the three and six-month periods ended June 30, 2010 and 2009 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, which are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation. The interim financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of June 30, 2010, its consolidated results of operations for the three and six-month periods ended June 30, 2010 and 2009 and its cash flows for the six-month periods ended June 30, 2010 and 2009, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

The accompanying consolidated financial statements include the accounts of TRIT and its subsidiaries and VIEs. All material inter-company transactions and balances have been eliminated in the consolidation. Please also refer to Note 1 for the discussion on accounting for the reorganization and acquisition.

Pursuant to ASU No. 2009-17 (ASC No. 810), Tranhold and Yanyu are VIEs of the Company and the Company is the primary beneficiary of the VIEs. Accordingly, the VIEs have been consolidated in the Company’s financial statements.

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

The Company compiles its daily accounts in accordance with generally accepted accounting principles in the PRC (“PRC GAAP”) and converts its financial statements to make them comply with US GAAP when reporting.

For presentation of the financial statements, we assume the issuance of 3,555,000 common shares at the beginning of the period of 2009.

Tri-Tech Holding Inc. and Subsidiaries

Notes To Consolidated Financial Statements

June 30, 2010 and 2009

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Management believes that the estimates used in preparing its financial statements are reasonable and prudent. Actual results could differ from these estimates.

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

Restricted Cash

In December, 2009, the Company made a 3-month time deposit of RMB 10.25 million (or $1,501,128) in a bank as collateral in exchange for the issuance of a Letter of Credit facility of RMB 10 million (or $1,464,515), with an expiration in three months. However, the Company didn’t use the facility for any issuance of Letter of Credit within that period. Correspondingly, the bank released the collateral and the restrictions on cash on March 3, 2010.

In May, 2010, the Company made a 3-month time deposit of RMB 10.25 million (or $1,509,373) in a bank as collateral in exchange for the issuance of a Letter of Credit facility of RMB 10 million (or $1,472,559), with an expiration in three months.

The restricted cash balance at June 30, 2010 and December 31, 2009 was $1,546,167 and $1,501,128, respectively.

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

Tri-Tech Holding Inc. and Subsidiaries

Notes To Consolidated Financial Statements

June 30, 2010 and 2009

Long-term unbilled revenue

The Company obtained several contracts with billing cycles of over three years in 2009. The discounted revenue is recorded as long-term unbilled revenue and the discount rate is the 3-year nominal interest rate of 5.4%, set by the PRC Central Bank. These projects are funded by the Government, so the Company does not ascribe any financial risks to such projects.

Long-term accounts receivable

Long-term accounts receivable are reclassified from Long-term unbilled revenue when the projects are completed and are of payment terms over one year.

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

Valuation of Long-Lived Assets

The Company reviews the carrying value of its long-lived assets, including plant and equipment, and finite life intangibles whenever events or changes in circumstances indicate that the carrying value may not be recoverable. To the extent the estimated undiscounted future cash inflows attributable to the asset, less estimated undiscounted future cash outflows, are less than the carrying amount, the Company recognizes an impairment loss in an amount equal to the difference between the carrying value of such assets and fair value. No impairment indicator are noted in the prior or current periods. The Company reports assets for which there is a committed disposition plan, whether through sale or abandonment, at the lower of carrying value or fair value less costs to sell. No such assets are identified in prior and current periods.

The Company evaluates the periods of depreciation and amortization to determine whether subsequent events and circumstances revised estimates of useful lives.

Tri-Tech Holding Inc. and Subsidiaries

Notes To Consolidated Financial Statements

June 30, 2010 and 2009

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

Provided unapproved change orders or claims occur in the future, in accounting for contracts, the Company follows Paragraphs 62 and 65 of the AICPA’s Statement of Position 81-1—Accounting for Performance of Construction-Type and Certain Production-Type Contracts (“SOP 81-1”) (ASC No. 605). We will recognize as revenues costs associated with unapproved change orders (Paragraph 62 of SOP 81-1) or claims (Paragraph 65 of SOP 81-1) to the extent it is probable that such claims and change orders will result in additional contract revenue, and the amount of such additional revenue can be reliably estimated. Contract losses are provided for in their entirety in the period that they become known, without regard to the percentage-of-completion. However, we have not experienced significant unapproved change orders in the past.

The Company recognizes sales of its hardware products upon delivery of goods and passage of title in accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements”, as amended by SAB No. 104 (ASC No. 605), “Revenue Recognition”.

Tri-Tech Holding Inc. and Subsidiaries

Notes To Consolidated Financial Statements

June 30, 2010 and 2009

The Company recognizes revenue from the sales of software products, support contracts and services in accordance with SOP No. 97-2 (ASC No.985), “Software Revenue Recognition” and SOP 81-1 (ASC No. 605). For software sales with no significant post-shipment obligations and no uncertainty about customer acceptance, the Company recognizes revenue on delivery of software to the customer. The Company recognizes revenues for software sales with significant post-shipment obligations, including the production, modification, or customization of software, by the percentage-of-completion method, with progress to completion measured on the basis of milestone completion, labor costs incurred currently versus the total estimated labor cost of performing the contract over its term, or other factors appropriate to the individual contract of sale. For the three months ended June 30 2010 and 2009, no software sales with significant post-shipment obligations occurred.

NO post-contract customer support (“PCS”) arrangements are included in the software sales.

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

The Company records revenue in excess of billings as “unbilled revenue”. The Company records billings in excess of revenues as “billings in excess of revenue”. The Company expects all billed and unbilled amounts to be collected within one year except for the contract mentioned below which has been classified in long-term assets on the consolidated balance sheets as of June 30, 2010 and December 31, 2009.

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

Tri-Tech Holding Inc. and Subsidiaries

Notes To Consolidated Financial Statements

June 30, 2010 and 2009

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

Research and development costs recorded in general and administrative expenses were $53,573 and $54,082 during the quarters ended June 30, 2010 and 2009. No research and development expenses were capitalized in that period respectively. We do not pass along research and development expenses directly or indirectly to our customers.

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

Translation adjustments amounted to $440,228 and $377,097 as of June 30, 2010 and December 31, 2009, respectively. The Company translated balance sheet amounts with the exception of equity at June 30, 2010 at RMB 6.7909 to US$ 1.00 as compared to RMB 6.8282 to US$ 1.00 at December 31, 2009. The Company stated equity accounts at their historical rate. The average translation rates applied to income statement accounts for the quarters ended June 30, 2010 and June 30, 2009 were RMB 6.8235 and RMB 6.8299, respectively.

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

Tri-Tech Holding Inc. and Subsidiaries

Notes To Consolidated Financial Statements

June 30, 2010 and 2009

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

We have granted 525,500 options to our key employees and 177,500 warrants to the placement agent in our IPO and to our investor relations consultant, all of which are included when calculating the diluted earnings per share. As of June 30, 2010, 170,000 warrants had been exercised at a price equal to $8.10 per share.

During the first financing after IPO (refer to Note 1), the company has also agreed to issue the underwriters a warrant to purchase a number of common shares equal to an aggregate of 10% of the common shares sold in the offering, excluding over-allotments. The warrants will have an exercise price equal to 145% of the offering price. As of June 30, 2010, the above mentioned matters have not completed.

Tri-Tech Holding Inc. and Subsidiaries

Notes To Consolidated Financial Statements

June 30, 2010 and 2009

The Company has repurchased aggregation of 12,900 ordinary shares by the end of June 30, 2010.

Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in equity except those resulting from investments by owners and distributions to owners. The Company has chosen to report comprehensive income (loss) in the statements of operations and comprehensive income.

Financial Instruments

The Company carries the carrying value of financial instruments, which consists of cash and cash equivalents, accounts receivable, accounts payable and other payables at cost, which approximates fair value due to the short-term nature of these instruments. The Company does not use derivative instruments to manage risks.

Segments

The Company identifies segments by reference to its internal organization structure and the factors that management uses to make operating decisions and assess performance.

Recently Issued Accounting Pronouncements

In April 2010, the FASB issued ASU 2010-13, Compensation-Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades—a consensus of the FASB Emerging Issues Task Force. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. Earlier application is permitted. The Company does not expect the provisions of ASU 2010-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

The FASB issued ASU 2010-17, Revenue Recognition—Milestone Method (Topic 605): Milestone Method of Revenue Recognition. This ASU codifies the consensus reached in EITF Issue No. 08-9, “Milestone Method of Revenue Recognition.” The amendments to the Codification provide guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantive. Milestones should be considered substantive in their entirety and may not be bifurcated. An arrangement may contain both substantive and nonsubstantive milestones, and each milestone should be evaluated individually to determine if it is substantive.

ASU 2010-17 is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the entity’s fiscal year, the entity should apply 2010-17 retrospectively from the beginning of the year of adoption. Vendors may also elect to adopt the

Tri-Tech Holding Inc. and Subsidiaries

Notes To Consolidated Financial Statements

June 30, 2010 and 2009

amendments in this ASU retrospectively for all prior periods. The Company does not expect the provisions of ASU 2010-19 to have a material effect on the financial position, results of operations or cash flows of the Company

ASU 2010-18, Receivables (Topic 310): Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset, codifies the consensus reached in EITF Issue No. 09-I, “Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset.” The amendments to the Codification provide that modifications of loans that are accounted for within a pool under Subtopic 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. ASU 2010-18 does not affect the accounting for loans under the scope of Subtopic 310-30 that are not accounted for within pools. Loans accounted for individually under Subtopic 310-30 continue to be subject to the troubled debt restructuring accounting provisions within Subtopic 310-40.

ASU 2010-18 is effective prospectively for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. Early application is permitted. Upon initial adoption of ASU 2010-18, an entity may make a one-time election to terminate accounting for loans as a pool under Subtopic 310-30. This election may be applied on a pool-by-pool basis and does not preclude an entity from applying pool accounting to subsequent acquisitions of loans with credit deterioration. The Company does not expect the provisions of ASU 2010-18 to have a material effect on the financial position, results of operations or cash flows of the Company

In May 2010, the FASB issued ASU 2010-19, Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates. The amendments in this Update are effective as of the announcement date of March 18, 2010. The Company does not expect the provisions of ASU 2010-19 to have a material effect on the financial position, results of operations or cash flows of the Company.

In February 2010, the FASB issued Accounting Standards Update (ASU) 2010-09 to amend ASC 855, Subsequent Events, whose effective date is for interim or annual reporting periods ending after June 15, 2010. As a result, ASU No. 2010-09 excludes SEC reporting entities from the requirement to disclose the date on which subsequent events have been evaluated; In addition, it modifies the requirement to disclose the date on which subsequent events have been evaluated in reissued financial statements to apply only to such statements that have been restated to correct an error or to apply U.S. GAAP retrospectively.

In January 2010, the FASB issued the ASU No. 2010-06—Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This Update amends ASC 820 subtopic 10 that requires new disclosures about transfers in and out of Levels 1 and 2 and activity in Level 3 fair value measurements. This Update also amends ASC 820 subtopic 10 to clarify certain existing disclosures. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010.

Tri-Tech Holding Inc. and Subsidiaries

Notes To Consolidated Financial Statements

June 30, 2010 and 2009

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

3. Accounts Receivable, Net

Based on the Company’s valuation review, management believes the net balance on each balance sheet date herein was collectable.

The gross accounts receivable and bad debt provision as at June 30 2010 and December 31 2009 are as follows:

	June 30, 2010	December 31, 2009
	(Unaudited)
Accounts receivable, gross	$13,216,153	$4,394,730
Less bad debt provision	(54,829)	(56,491)

Accounts receivable, net	$13,161,324	$4,338,239

The following analysis details the changes in the Company’s allowances for doubtful accounts:

	June 30, 2010 (Unaudited)	March 31, 2010 (Unaudited)	December 31, 2009
Balance at beginning of the year	$62,448	$56,491	$62,286
Increase in allowances during the period	—	5,957	1,380
Write-offs during the period	(7,619)	—	(7,175)
Balance at the end of the year	$54,829	$62,448	$56,491

4. Inventories

Inventories consisted of the following:

	June 30, 2010 (Unaudited)	December 31, 2009
Raw materials	$135,002	$140,048
Finished goods	535,121	360,152
Project work-in-progress	1,403,423	1,073,124

Totals	$2,073,546	$1,573,324

The Company reviews its inventory periodically for possible obsolete goods and to determine if any reserves are necessary for potential obsolescence. As of June 30, 2010 and December 31, 2009, the Company determined that no more reserves were necessary.

Tri-Tech Holding Inc. and Subsidiaries

Notes To Consolidated Financial Statements

June 30, 2010 and 2009

5. Deposits on Projects

Deposits on Projects consisted of the following:

	June 30, 2010 (Unaudited)	December 31, 2009
Contract deposit	$690,334	$523,505
Bidding deposit	294,436	61,648

Totals	$984,770	$585,153

Contract deposits are paid to customers for promising the service or products will be properly and timely provided. Bidding deposits are paid as a deposit for involving in the bidding process. All the deposits will be utilized within one year.

6. Plant and Equipment, net

Plant and equipment consist of the following:

	June 30, 2010 (Unaudited)	December 31, 2009
Transportation equipment	$429,775	$308,042
Office equipment	170,213	206,674
Furniture	67,615	13,986

Total plant and equipment	667,603	528,702
Less accumulated depreciation	(192,758)	(154,693)

Plant and equipment, net	$474,845	$374,009

The depreciation expense for the quarters ended June 30, 2010 and 2009 amounted to $14,153 and $11,080, respectively. The depreciation expense for the six months ended June 30, 2010 and 2009 amounted to $37,033 and $20,003, respectively.

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

Tri-Tech Holding Inc. and Subsidiaries

Notes To Consolidated Financial Statements

June 30, 2010 and 2009

All proprietary technology have definite lives, and are amortized on a straight-line basis over their expected useful economic lives. The original costs and accumulated amortization as at June 30 2010 and December 31 2009 are as follows:

	June 30, 2010 (Unaudited)	December 31, 2009
Proprietary technology	$1,727,901	$1,425,559
Less accumulated amortization	(668,916)	(627,705)

Proprietary technology, net	$1,058,985	$797,854

According to ASC 845-10-S99, transfers of nonmonetary assets to a company by its promoters or shareholders in exchange for stock prior to or at the time of the company’s initial public offering normally should be recorded at the transferors’ historical cost basis determined under GAAP. The net book value of the patents invested by the majority shareholders of Yanyu was $536,744 as of June 30, 2010 which only accounted for 0.9% of its total assets as of June 30, 2010; therefore, the effect from the inclusion of the contributed patents at its fair value instead of historical cost was immaterial.

The amortization expense for the quarters ended June 30, 2010 and 2009 amounted to $ 20,013 and $12,737, respectively. The amortization expense for the six months ended June 30, 2010 and 2009 amounted to $37,575 and $25,397, respectively.

8. Prepayments to suppliers and subcontractors

Prepayments are money deposited with or advanced to subcontractors to perform services on system contracting projects. Some subcontractors require a certain amount of money to be deposited as a guaranty payment for them to start performing the services. Prepayments also include money deposited or advanced to vendors on future inventory purchases to ensure timely delivery.

9. Accounts payable and cost accrual on projects

This account contains the accruals of costs incurred in the projects in accordance with the percentage of completion method. Cost accrual on projects is $3,436,095 and $3,367,056 as of June 30, 2010 and December 31, 2009, respectively.

10. Current portion of long-term liabilities

Company purchased transport equipment payable on installments, pursuant to the payment agreement, the remaining payments totally $36,556 will be repaid within 10 months at $3,656 per month from June 30, 2010, and presented as Current portion of long-term liabilities.

Tri-Tech Holding Inc. and Subsidiaries

Notes To Consolidated Financial Statements

June 30, 2010 and 2009

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

Tri-Tech Holding Inc. and Subsidiaries

Notes To Consolidated Financial Statements

June 30, 2010 and 2009

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

The Company had paid income taxes $183,954 for the six months ended June 30, 2010.

Yanyu had accumulated net operating losses of RMB 4,721,854 (approximately $695,321) for income tax purposes as of June 30, 2010. These net operating losses can be carried forward for 5 years to reduce future years’ PRC taxable income. Tranhold had accumulated net operating losses of RMB 464,045 (approximately $68,333) for income tax purposes as of June 30, 2010. These net operating losses can be carried forward for 5 years to reduce future years’ PRC taxable income. These carry forwards will expire, if not utilized, beginning in 2011 and continue through 2016.

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

The provision for income tax expense (benefit) from continuing operations consists of the following:

	For the Three Months Ended June 30,
	2010 (Unaudited)	2009 (Unaudited)
Current:
PRC	$351,647	$2,332
Deferred:
PRC	—	70,200

Total income tax expense (benefit)	$351,647	$72,532

Tri-Tech Holding Inc. and Subsidiaries

Notes To Consolidated Financial Statements

June 30, 2010 and 2009

	For the Six Months Ended June 30,
	2010 (Unaudited)	2009 (Unaudited)
Current:
PRC	$419,420	$56,679
Deferred:
PRC	—	79,416

Total income tax expense (benefit)	$419,420	$136,095

Significant components of the Company’s net deferred tax assets/(liabilities) are as follows:

	June 30, 2010 (Unaudited)	December 31, 2009
Deferred tax assets:
Net operating loss carry forwards	—	140,814
Deferred tax liabilities:
Revenue recognition based on percentage of completion	—	282,292

Total net deferred tax assets(liabilities)	$—	$(141,478)

Income Tax Reconciliation for three months ended June 30, 2010 and 2009 are as follows:

	For the Three Months Ended June 30,
	2010 (Unaudited)	2009 (Unaudited)
PRC federal statutory tax rate	25%	25%
Taxable income	1,789,889	937,564
Computed expected income tax expense	447,471	234,391
Effect of tax holidays	(95,824)	(161,859)

	351,647	72,532

Income Tax Reconciliation for six months ended June 30, 2010 and 2009 are as follows:

	For the Six Months Ended June 30,
	2010 (Unaudited)	2009 (Unaudited)
PRC federal statutory tax rate	25%	25%
Taxable income	2,677,802	1,601,754
Computed expected income tax expense	669,451	400,439
Effect of tax holidays	(250,031)	(264,344)

	419,420	136,095

Tri-Tech Holding Inc. and Subsidiaries

Notes To Consolidated Financial Statements

June 30, 2010 and 2009

12. Equity

On September 9, 2009, the Company completed its initial public offering (“IPO”) of 1,700,000 common shares at $6.75 per share. In order to mitigate some of the risk of valuing the Company on a forward-looking basis, each of the founders of TRIT placed into escrow , on a pro rated basis, that number of common shares that was equal to 20% of the number of shares sold in the IPO (“Founders’ Shares”) or 340,000 shares. If TRIT’s 2009 EPS equaled or exceeded $0.7205 (calculated before the effects of the expenses related to Warrants, Options and escrow shares, and with the assumption as indicated above), then the Founders’ Shares were to be released to the Founders from escrow. Because the Founders’ Shares were escrowed as a condition of completing the IPO and were to be released to the Founders without regard to the shareholders’ continued employment if TRIT met the foregoing criteria, we have determined that no compensatory arrangement exists. Accordingly, we have accounted for the escrow shares as an element of the overall transaction and will not recognize any compensation expense upon the return of escrow shares to the Founders. If our Company did not meet the criteria for releasing the Founders’ Shares, then we were obligated to redeem the Founders’ Shares without payment, resulting in the reduction of TRIT shares outstanding. Basic EPS was $0.94 for fiscal year 2009, therefore the criteria were met and no accounting treatment was made accordingly.

On April 20 2010, the Company successfully issued additional 2,142,750 of the Company’s ordinary shares; on May 5, 2010, the Underwriters purchased an aggregate of 224,083 Overallotment Shares. The Offered Shares were sold to the public at a price of $14.00 per share.

On May 27, 2010, the Company announced the authorization of an ordinary share repurchase plan (the “Plan”). Under the Plan, the Company’s Board of Directors has authorized the repurchase of a number of the Company’s ordinary shares with an aggregate value of up to $8 million. In June 2010, The Company has authorized Merrill Lynch to repurchase of 12,900 ordinary shares by three times, and a Treasury Stock is recorded at cost method.

The company has also agreed to issue the underwriters a warrant to purchase a number of common shares equal to an aggregate of 10% of the common shares sold in the offering, excluding over-allotments. The warrants will have an exercise price equal to 145% of the offering price. As of June 30, 2010, the above mentioned matters have not completed.

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

Tri-Tech Holding Inc. and Subsidiaries

Notes To Consolidated Financial Statements

June 30, 2010 and 2009

As of June 30, 2010, 170,000 warrants had been exercised at a price equal to $8.10 per share, which led to an increase in Common stock by $170 and Additional paid-in-capital by $1,376,830.

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

Tri-Tech Holding Inc. and Subsidiaries

Notes To Consolidated Financial Statements

June 30, 2010 and 2009

The fair value of warrants on the grant date of September 9, 2009 was $2.37 per share. The total fair value of warrants was $420,675.

The warrants expense for the placement agent was $402,900 as an IPO expense. The warrants expense for the investor relations firm recognized as general and administrative expenses for the year ended December 31, 2009 was $13,831, and another $3,944 recognized as general and administrative expenses in the next 69 days.

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

Tri-Tech Holding Inc. and Subsidiaries

Notes To Consolidated Financial Statements

June 30, 2010 and 2009

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

The Company recognized compensation cost for awards with graded vesting on a straight-line basis over the requisite service period for the entire award. The total option compensation expense recognized for the year ended December 31, 2009 was $114,858, and another $1,740,157 will be recognized as general and administrative expense over the next 1,712 days. $92,497 and $0 were recognized as expenses for the three months ended June 30, 2010 and 2009; $183,977 and $0 were recognized as expenses for the six months ended June 30, 2010 and 2009.

15. Net Income per Common Share

ASC 260 “Earnings Per Share,” requires dual presentation of basic and diluted earnings per share (“EPS”) with a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

Basic net income per share is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted income per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Potentially dilutive common shares consist of common shares issuable upon the conversion of common stock option (using the treasury stock method). The following table presents a reconciliation of basic and diluted net income per share:

	For the three Months Ended June 30,
	2010 (Unaudited)	2009 (Unaudited)
Net income attributable to Tri-Tech Holding Inc	$1,421,587	$851,682
Weighted-average shares of common stock used to compute basic net income per share	7,254,714	3,555,000
Effect of dilutive common stock equivalents:
Dilutive effect of warrants	8,015	—
Dilutive effect of employee stock options	151,108	—

Shares used in computing diluted net income per common share	7,413,836	3,555,000

Basic net income per common share	$0.20	$0.24
Diluted net income per common share	$0.19	$0.24

Tri-Tech Holding Inc. and Subsidiaries

Notes To Consolidated Financial Statements

June 30, 2010 and 2009

	For the six Months Ended June 30,
	2010 (Unaudited)	2009 (Unaudited)
Net income attributable to Tri-Tech Holding Inc	$2,239,201	$1,451,934
Weighted-average shares of common stock used to compute basic net income per share	6,267,348	3,555,000
Effect of dilutive common stock equivalents:
Dilutive effect of warrants	87,125	—
Dilutive effect of employee stock options	151,108	—

Shares used in computing diluted net income per common share	6,505,580	3,555,000

Basic net income per common share	$0.36	$0.41
Diluted net income per common share	$0.34	$0.41

16. Commitments and Contingencies

Operating Leases

As of June 30, 2010, the Company had commitments under certain operating leases, requiring annual minimum rentals as follows:

2010	$134,100
2011	134,877
2012	117,530
2013	117,530
2014	107,736

Total	$611,773

The leased properties are principally located in the PRC and are used for administration and research and development purposes. The terms of these operating leases varied from one to five years. Pursuant to contracts, when the contracts are expired, we have the rights to extended them with new negotiated prices. The leases are renewable subject to negotiation. Rental expenses were $71,439 and $40,523 for the quarters ended June 30, 2010 and June 30, 2009, respectively.

Product Warranties

The Company’s warranty policy generally is to replace parts if they become defective within one year after deployment at no additional charge. Historically, failure of product parts due to materials or workmanship has not been significant. The Company has not incurred any material unexpected costs

Tri-Tech Holding Inc. and Subsidiaries

Notes To Consolidated Financial Statements

June 30, 2010 and 2009

associated with servicing its warranties. The Company continuously evaluates and estimates its potential warranty obligations, and records the related warranty obligation when the estimated amount becomes material at the time revenue is recorded.

17. Certain Significant Risks and Uncertainties

Cash includes cash on hand and demand deposits in accounts maintained with state owned banks within the PRC. Total cash in these banks at June 30, 2010 and December 31, 2009, amounted to $31,610,527 and $7,171,464, respectively, of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

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

The Company has five major customers which in total represented approximately 64.4% and 38.2% of the Company’s sales for the six months ended June 30, 2010 and June 30, 2009, respectively. Sales to the first two customers amounted to $2,637,942 and $1,938,613, or accounted for 21.4% and 15.7% of the sales for the six months of 2010 and 2009, which were separately in the segment 1 and segment 3.

18. Related Party Transactions

An administrative officer of the Company leased his personal property to Tranhold as its branch office in Beijing. The monthly rent is $4,395, which approximates an average of market price, from January 1, 2009 to December 31, 2010.

19. Retirement Plan

The Company and its subsidiaries are required to participate in a central pension scheme operated by the local municipal government. The Company is required to contribute approximately 20% of its payroll costs, subject to certain caps with reference to average municipal salary, to the central pension scheme. The Company charges contributions to its income statement as they become payable in accordance with the rules of the scheme. The aggregate contributions of the Company to retirement benefit schemes amounted to $33,359 and $15,660 for the quarters ended June 30, 2010 and June 30, 2009 respectively.

Tri-Tech Holding Inc. and Subsidiaries

Notes To Consolidated Financial Statements

June 30, 2010 and 2009

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

For the quarters ended June 30, 2010 and 2009, the Company made no appropriations to statutory reserves.

Tri-Tech Holding Inc. and Subsidiaries

Notes To Consolidated Financial Statements

June 30, 2010 and 2009

21. Segment and Geographic Information

The Company has three reportable operating segments. The segments are grouped with references to the types of services provided and the types of clients that use those services. As TTB and its subsidiaries conduct services of the three segments, the total sales and costs are accordingly divided into the three segmental portions. The Company assesses each segment’s performance based on net revenues and gross profit on contribution margin. The three reportable operating segments are:

Segment 1: Water, Wastewater Treatment and Municipal Infrastructure

Municipal water supply and distribution, wastewater treatment and gray water reuse engineering, procurement, and construction (EPC), build and transfer (BT); proprietary process control systems, process equipment integrated, and proprietary odor control systems, and other municipal facilities engineering, operation management, and related infrastructure construction projects.

Segment 2: Water Resource Management System and Engineering Service

Water resources protection and allocation, flood control and forecasting, irrigation systems, related system integration, proprietary hardware and software products, etc.

Segment 3: Industrial Pollution Control and Safety

Provide systems for VOC abatement, odor control, water and wastewater treatment, water recycling facilities design, engineering, procurement and construction for oil, gas, petrochemical and power industries; , safety and clean production technologies for oil, gas exploration and pipeline.

	For the quarters ended June 30, 2010 (Unaudited)
	Segment 1 Water, Wastewater Treatment and Municipal Infrastructure	Segment 2 Water Resource Management System and Engineering Service	Segment 3 Industrial Pollution Control and Safety	Total
Revenues	$4,252,524	$2,053,070	$1,797,184	$8,102,778
Cost of revenues (exclusive of depreciation and amortization expenses shown separately below):	2,495,414	1,207,680	1,395,465	5,098,559
Operating expenses:
Depreciation and amortization expenses	13,463	20,259	444	34,166
Other operating expenses	608,669	418,158	170,850	1,197,677
Total operating expenses	622,132	438,417	171,294	1,231,843
Other income (loss), net	13,531	(2,868)	6,850	17,513
Income before income taxes and noncontrolling interest	$1,148,509	$404,105	$237,275	$1,789,889

Tri-Tech Holding Inc. and Subsidiaries

Notes To Consolidated Financial Statements

June 30, 2010 and 2009

	For The Quarters Ended June 30, 2009 (Unaudited)
	Segment 1 Water, Wastewater Treatment and Municipal Infrastructure	Segment 2 Water Resource Management System and Engineering service	Total
Revenues	$1,464,123	$1,679,406	$3,143,529
Cost of revenues (exclusive of depreciation and amortization expenses shown separately below):	681,860	1,082,771	1,764,631
Operating expenses:
Depreciation and amortization expenses	11,137	12,681	23,818
Other operating expenses	318,596	117,665	436,262
Total operating expenses	329,733	130,346	460,079
Other (expenses) income, net	(90)	18,835	18,745
Income before income taxes and noncontrolling interest	$452,440	485,124	$937,564

Tri-Tech Holding Inc. and Subsidiaries

Notes To Consolidated Financial Statements

June 30, 2010 and 2009

	For the six months ended June 30, 2010 (Unaudited)
	Segment 1 Water, Wastewater Treatment and Municipal Infrastructure	Segment 2 Water Resource Management System and Engineering Service	Segment 3 Industrial Pollution Control and Safety	Total
Revenues	$6,813,575	$3,669,490	$1,857,827	$12,340,892
Cost of revenues (exclusive of depreciation and amortization expenses shown separately below):	4,026,798	2,133,071	1,409,928	7,569,797
Operating expenses:
Depreciation and amortization expenses	34,943	37,740	1,925	74,608
Other operating expenses	1,012,707	891,972	191,700	2,096,379
Total operating expenses	1,047,650	929,712	193,625	2,170,987
Other income, net	15,726	55,118	6,850	77,694
Income before income taxes and noncontrolling interest	$1,754,853	$661,825	$261,124	$2,677,802

	For the six months Ended June 30, 2009 (Unaudited)
	Segment 1 Water, Wastewater Treatment and Municipal Infrastructure	Segment 2 Water Resource Management System and Engineering Service	Total
Revenues	$3,009,105	$2,985,231	$5,994,336
Cost of revenues (exclusive of depreciation and amortization expenses shown separately below):	1,536,887	2,009,468	3,546,355
Operating expenses:
Depreciation and amortization expenses	19,462	25,939	45,400
Other operating expenses	560,586	259,030	819,617
Total operating expenses	580,048	284,969	865,017
Other income, net	71	18,719	18,790
Income before income taxes and noncontrolling interest	$892,241	$709,513	$1,601,754

Tri-Tech Holding Inc. and Subsidiaries

Notes To Consolidated Financial Statements

June 30, 2010 and 2009

Assets by segment

The Company evaluates its assets by segment to generate information needed for internal control, resource allocation and performance assessment. This information also helps management to establish a basis for asset realization, determine insurance coverage, assess risk exposure, and meet requirements for external financial reporting.

Segment assets of the Company are as follows:

	As of June 30, 2010 (Unaudited)
	Segment 1 Water, Wastewater Treatment and Municipal Infrastructure	Segment 2 Water Resource Management System and Engineering Service	Segment 3 Industrial Pollution Control and Safety	Total
Segment Assets	$40,186,734	$8,326,739	$10,912,413	$59,425,886

	As of December 31, 2009
	Segment 1 Water, Wastewater Treatment and Municipal Infrastructure	Segment 2 Water Resource Management System and Engineering Service	Segment 3 Industrial Pollution Control and Safety	Total
Segment Assets	$10,952,971	$13,237,317	$—	$24,190,288

Tri-Tech Holding Inc. and Subsidiaries

Notes To Consolidated Financial Statements

June 30, 2010 and 2009

22. Subsequent Event

Management has considered all events occurring through August 16, 2010, the date the financial statements have been issued, and has determined that all material events have been fully disclosed as follows:

On July 26, 2010, the Registrant entered into a definitive equity purchase agreement (the “Agreement”) to acquire all of the equity interests of Beijing Satellite Science & Technology Co. (“BSST”). BSST is a consulting, engineering, design, system integration and project management services company specializing in the fields of control and instrument automation, safety and emergency response for the oil, gas and petrochemical industries.

Pursuant to the Agreement, the Company obtained 100% of control interest of BSST which became a VIE of the Company. The Company also will pay additional total consideration in the amount of $3.8 million. The $3.8 million purchase price will be comprised of $1.45 million in cash and $2.35 million in restricted shares of the Registrant’s stock. The transaction closed on August 6, 2010.

Based on the agreements and according to the provisions of ASU 2009-17, Consolidations (ASC Topic 810): Improvements to Financial Reporting by Enterprises Involved with VIEs, codifies Statement No. 167, Amendments to FASB Interpretation No. 46(R), BSST is considered a VIE, and the Company is the primary beneficiary. Accordingly, BSST will be consolidated in the Company’s financial statements from next quarter.

The Company repurchased 8,200 ordinary shares after June 30, 2010.