Form 10-Q
period 2010-09-30
Tri-Tech Holding, Inc.
filed 2010-11-15
CIK 1460801

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

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

16th Floor of Tower B, Renji Plaza No. 101

Jingshun Road, Chaoyang District

Beijing, People’s Republic of China 100102

(Address of principal executive offices and zip code)

+86(10) 5732-3666

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The Company is authorized to issue 30,000,000 ordinary shares, $0.001 par value per share. As of the date of this report, the Company has 8,051,833 issued and outstanding ordinary shares.

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

Overview

We are a leading provider of integrated solutions in China for its water and environmental problems. We are headquartered in Beijing with a current headcount of 220 employees. Our clients are a combination of government agencies, municipalities, and industrial companies and are located throughout China. Since our inception in 2002, we have successfully implemented more than 280 projects in 29 provinces, municipalities and autonomous regions in China.

Through our subsidiary, Tri-Tech (Beijing) Co. Ltd., and contractual arrangements with each of Beijing Yanyu Water Tech Co., Ltd. and Tranhold Environmental (Beijing) Co., Ltd., and Beijing Satellite Science & Technology Co. Ltd. (“BSST”), our three variable interest entities (“VIEs”) in China, we provide self-manufactured, proprietary or third-party products, system integration and other services in the fields of environmental protection, and water resource monitoring, development, utilization and protection. We design water work, reclaimed water reuse, customized sewage treatment and solid waste disposal works for China’s municipalities and larger cities. These systems combine process equipment, software, controls and instruments, information management systems, resource planning and local and distant networking hardware that includes sensors, control systems, programmable logic controllers, and supervisory control and data acquisition systems. We design systems that track natural waterway levels for drought control, monitor groundwater quality and assist governmental agencies in managing water resources. We also provide systems for volatile organic compound (“VOC”) abatement, odor control, water and wastewater treatment, water recycling facilities design, project engineering, procurement and construction for petroleum refineries, petrochemical and power plants as well as safety and clean production technologies for oil and gas field exploration and pipelines.

For the quarters ended September 30, 2010 and 2009, our total revenues amounted to approximately $16.9 million and $4.9 million, respectively, a 243.5% quarter-over-quarter increase. For the nine months ended September 30, 2010 and 2009, our total revenues amounted to approximately $29.2 million and $10.9 million, respectively, a 167.9% period-over-period increase. Our revenues are subject to value added tax (“VAT”), business tax, urban maintenance and construction tax and additional education fees. We deduct these amounts from our gross revenues to arrive at our total revenues. Our net income for the quarters ended September 30, 2010 and 2009 was $2.2 million and $1.1 million, respectively, a quarter-over-quarter increase of 109.0%. Our net income for the nine months ended September 30, 2010 and 2009 was $4.5 million and $2.5 million, respectively, a period-over-period increase of 77.5%. Although there are many uncertainties surrounding the macro-economic environment in China, which might affect the overall economic situation during the fourth quarter of 2010, based on our current backlog and pipeline, we have only made slight adjustments to the 2010 guidance we announced early this year. For 2010, we anticipate that our revenues will range between $40.6 million and $50.5 million. We anticipate that our net income will likely reach $7.0 million, adjusted from the previous range between $7.0 million and $9.2 million.

We experienced rapid growth in the sales of hardware products and system integration, in the first nine months of 2010. Depending on the demand of customers and market conditions, we played different roles in the market, such as prime contractor, subcontractor, and hardware, software and service provider. However, with the further development of this market, we expect our sales price and profitability will change due to intense competition in the sales of hardware and software products. In order to maintain our competitive advantages, we will aggregate all our resources to expand our market share of prime contract and subcontract projects.

We generate revenues from services we provide in our three operating segments: (i) water, wastewater treatment and municipal infrastructure, (ii) water resource management systems and engineering services and (iii) industrial pollution control and safety. Total sales and costs are divided amongst these three segments.

Water, Wastewater Treatment and Municipal Infrastructure (“Segment 1”)

Revenues for this segment were $10.9 million in the quarter ended September 30, 2010, an increase of 185.8% over revenues of $3.8 million in this segment in the quarter ended September 30, 2009. Cost of revenue was $7.9 million in the quarter ended September 30 2010, an increase of 242.3% over cost of revenue of $2.3 million in the quarter ended September 30, 2009. Operating expenses were $1.1 million in the quarter ended September 30 2010, an increase of 186.6% over operating expenses of $0.4 million in the quarter ended September 30, 2009. Net income attributable to Tri-Tech Holding Inc. (“TRIT”) was $1.5 million in the quarter ended September 30, 2010, an increase of 71% over net income of $0.9 million in the quarter ended September 30 2009.

Water Resource Management Systems and Engineering Services (“Segment 2”)

Revenues for this segment were $1.2 million in the quarter ended September 30, 2010, an increase of 11.4% over revenues of $1.1 million in this segment in the quarter ended September 30 2009. Cost of revenue was $1.0 million in the quarter ended September 30, 2010, an increase of 43.3% over cost of revenue of $0.7 million in the quarter ended September 30, 2009. Operating expenses were $0.3 million in the quarter ended September 30, 2010, an increase of 51.1% over operating expenses of $0.2 million in the quarter ended September 30, 2009. Net loss attributable to TRIT was $0.06 million in the quarter ended September 30, 2010, a decrease of 132.1% over net income of $0.2 million in the quarter ended September 30 2009.

Industrial Pollution Control and Safety (“Segment 3”)

This is a new segment for 2010. Revenues for this segment were $4.8 million in the quarter ended September 30, 2010. Cost of revenue was $3.5 million, and net income attributable to TRIT was $0.8 million in the quarter ended September 30, 2010.

Factors Affecting Our Results of Operations – Generally

We believe the most significant factors that directly or indirectly affect our sales revenues and net income are:

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

•	The amount of Chinese central and local governmental investment in municipal wastewater management, including sewer pipelines and sewage treatment, water reuse and odor control;

•	Our comprehensive capabilities and competencies, including evolving technologies and applications, industrial experience and customer base, core competitive advantages, market shares and revenues; and

•	The availability and required terms of funding for our working capital.

Historically, our business growth has primarily been driven by an increase in the number of our customers and projects. The complexity and scale of our projects have grown from single pieces of equipment, to comprehensive systems, to general contracting for complete solutions. For example, we now undertake projects to design and build entire treatment plants and complicated flood monitoring and forecasting systems for river basins. Due to the increasing urbanization process and growing Chinese economy, we expect that we will continue to earn a substantial majority of our revenues from our water resources management and municipal water, wastewater treatment product and service lines. In the first quarter of 2010, we set up a new segment focusing on industrial pollution control and safety. This segment began to generate considerable revenues during the second quarter. As a result, we plan to continue to focus most of our resources on expanding our business to the larger areas out of our current base of operation in China and increasing our market share in the regions we serve. In addition, we will allocate our resources to innovate our technology, to develop applications, to improve our larger project execution capabilities, especially in industrial pollution control and safety and profitability, and to market our brand to customers. Through a successful secondary public offering on April 20, 2010, we received net proceeds of approximately $30.7 million and used a portion of those net proceeds for working capital, acquisition, product research and development, application expansion and sales and marketing and expect to use the remaining portion for the same general purposes.

Macro-Economic Factors and Business Trends

According to the China State Bureau of Statistics, China’s GDP totaled RMB 26.9 trillion (or US$4.0 trillion) for the first nine months of 2010, an increase of 10.3% over the same period in 2009. The growth rate increased by 2.5% over the same period in 2009. The GDP growth rate was 11.9% during the first quarter, 10.3% during the second quarter, and 9.6% during the third quarter compared to the same periods in 2009, indicating a moderate slowdown. In addition, industrial production and fixed asset investment (“FAI”) continued to grow during the first nine months. The industrial production growth rate was 16.3% during the first nine months. The growth rate increased by 7.6% over the same period in 2009. In particular, the industrial production growth rate was 19.6% during the first quarter, 15.9% during the second quarter, and 13.5% during the third quarter, also indicating a slowdown. Foreign direct investment (FDI) increased 15.8% during the first nine months of 2010 compared to the same period in 2009. Thirty-eight out of a total of thirty-nine sectors showed growth during the first nine months in 2010 over the same period in 2009. The overall FAI reached RMB19.2 trillion (or US$2.9 trillion) during the first nine months in 2010, an increase of 24.0% over the same period in 2009. In particular, the urban FAI was RMB16.6 trillion (or US$2.5 trillion), an increase of 24.5% over the same period in 2009

Two major factors caused the slowdown in the economic indicators above: (i) high growth rates resulted in a higher benchmark in 2009, and (ii) the central government’s control on overall fixed asset investment caused a decrease in the number of new projects for the first time, especially restricting fixed asset investment in the “Two High One Resource” sectors of high energy consumption, high pollution, and resource exploration related sectors.

The investment in China’s environmental protection sectors will continue to increase. Total spending in environmental protection sectors reached 1.35% of the total GDP during the 11th Five-Year Plan. During the 12th Five–Year plan, the spending for environmental sectors is expected to reach RMB31 trillion (or US$4.7 trillion), an increase of 121% over the period covered by 11th Five-Year Plan, including RMB10 trillion (or US$1.5 trillion) spending on the operating costs for environmental facilities. The total spending will reach 7%-8% of GDP in 2015. The CAGR will be 15%-20% for the next 15 to 20 years.

China’s wastewater treatment business is shifting from tier 1 large cities, such as Shanghai, Beijing, Tianjin, Guangzhou, to tier 2 smaller cities and counties. According to the 12th Five-Year Plan, all counties and towns in China will construct wastewater treatment plants. We believe the wastewater treatment market will continue to be strong. The 12th 5-year plan sets a goal to have a 67% increase in the wastewater treatment capacity. As of the end of 2009, China reached a 73% municipal wastewater treatment rate. Compared to a 90% treatment rate in the developed countries, there will still be space of approximately 20% remaining for growth. In addition, more action will be taken for restoration of lakes and rivers.

According to the latest report from China’s Ministry of Housing and Urban-Rural Development, 579 of the country’s 655 cities were being served by WWTPs at the end of June; 19 more than in the previous quarter. The total number of wastewater treatment plants serving those cities rose from 1,415 to 1,519, with total city capacity rising from 94.35 million cubic meters per day to 98.42 million cubic meters per day. The figures suggest there is little opportunity for new large-scale municipal plants to be built at present, and that although there continues to be a strong WWTP market, it is taking place mostly at the county level, where the size of potential plants is smaller.

Recently, the National Development and Reform Commission approved an additional 29 projects funded by foreign government loans of $426 million. As of June 30, 2010, a total of 56 projects have been approved to utilize foreign government loans of totaling $1.1 billion. The majority of the projects are water, wastewater treatment and environmental protection related.

Based on the data shown above, although there are many uncertainties in China’s economy, we still believe that our company is likely to continue to grow in 2010 because our business is poised to directly benefit from China’s increasingly enhanced investment in its water and environmental protection infrastructure as China is exerting more focus and efforts on sustaining the growth of its economy.

New Opportunities in Our Business

Water, Wastewater Treatment and Municipal Infrastructure

The Ministry of Housing and Urban-Rural Development has outlined the following key points with regard to the wastewater treatment market in China:

•	On average there are eight new wastewater treatment plants starting up each week in Chinese cities, adding an extra 313,000 cubic meters per day of capacity per week.

•	36 large cities have a total of 353 WWTPs with a total capacity of 41 million cubic meters per day (average capacity 116,000 cubic meters per day).

•	6% of the cities have 23% of the plants, which in turn have 42% of the capacity.

•	50% of the remaining 76 cities yet to install WWTPs are found in the poorer provinces of Heilongjiang, Jilin and Guangdong, where there are significant shortages of capital.

•

An average of 18 new plants were added at the county level each week during the last quarter, with an average combined capacity of 462,000 cubic meters per day (average capacity 19,000 cubic meters per day).

We are very actively expanding our geographical reach from our current base of operation to the rest of China, including Hubei, Inner Mongolia, Xinjiang, Shaanxi, Sichuan, and Heilongjiang provinces. Our expansion strategy has had some immediate impacts. So far, we have received a Japanese Yen (“JPY”) 519 million (approximately $6 million) contract for the upgrade and expansion of a wastewater treatment plant in Kuitun City of Xinjiang Uygur Autonomous Region. The project will be financed by an Official Development Assistance (ODA) Loan under an agreement between China’s Ministry of Finance and Japan’s Bank for International Cooperation. As one of eleven Xinjiang Urban Environmental Comprehensive Improvement Projects approved by the Chinese government and funded by a Japanese Yen credit in July 2007. This project covers upgrade work of a central wastewater treatment facility and construction of a companion wastewater treatment plant with a targeted daily capacity of 60,000 cubic meters.

Winning our first project funded by foreign government financial institution indicates we reached a new level and are able to compete and win such high end projects.

Due to the shortage of fresh water sources, the Chinese government requires all new power plants in the coastal areas to build sea water desalination plants simultaneously, to provide the process water to operate the power plants, as well as the water supplying the adjacent commercial and residential users. The sea water desalination market is rapidly growing in China, especially in the Bohai Bay Area, surrounded by major cities, including Tianjin, Tangshan, Dalian, and Qingdao. By the end of 2010, the total capacity of sea water desalination will increase to 500,000 cubic meters per day or 150 million cubic meters a year, becoming the largest sea water desalination industrial base in China. We expect to participate in the potential market by leveraging our existing technologies in water treatment.

Winning our largest project to date of a 96,000 cubic meters per day drinking water treatment plant for the city of Ordos in Inner Mongolia autonomous Region opened up the doors for us to pursue new opportunities in municipal drinking water treatment markets catalyzed by the new Chinese national standards for drinking water (GB5749-2006) promulgated in 2006. The new standards are designed to improve drinking water safety for nearly 1.4 billion people in the following three aspects:

•

Compared to the previous standards (GB5749 - 85), the new standards increase the water quality monitoring parameters by 71 items, from 35 to 106 in microbial aspects, disinfection, chemical aspects, radiological aspects, and acceptability aspects.

•

The new standards unify the urban and rural drinking water quality standards. This development is very significant because over 60% of the Chinese population lives in rural areas, compared with less than half in western countries.

•	The new standards adopted the best practices and methodologies from the WHO, European Union, United States, Japan and Russian drinking water quality standards.

In order for the entire country to fully comply with the new standards by the July 1, 2012 deadline, China must protect and improve the quality of its source water through reclamation of wastewater and reduction of pollutants discharged or percolated to natural water bodies; and application of the most advanced technologies, such as membrane technology, disinfection, and on-line monitoring technologies, to upgrade, retrofit or replace the existing treatment facilities which use more traditional technologies.

Water Resources Management Systems and Engineering Services

Earlier this year, the southern provinces of China were devastated by severe drought. The Ministry of Water Conservancy approved expedited construction of the National Drought and Flood Control Command System (Phase II) which includes information acquisition systems, communication systems, networks systems and decision support systems.

This summer, mountain torrents and debris flow happened in a lot of areas in China. According to the report of the Ministry of Water Conservancy (“MWC”), the central government has acknowledged the 103 mountain torrents pilot county projects and mandated to expand the pilot areas. Yanyu participated in such pilot projects in 17 pilot counties of these 103 counties. Currently the MWC is planning the national mountain torrent control pilot county projects Phase II.

According to a speech made by officials from the Ministry of Water Resources of China, evaluation of the pilot mountain torrent forecasting program in 103 counties indicated very positive results. Since the implementation of the pilot program in those 103 counties, 329 mountain torrents occurred in 61 of those 103 counties. With the forecasting and broadcasting systems implemented, 930,000 people were evacuated, avoiding approximately 44,000 human life losses or injuries. The Government earmarked significant funding to continue the program throughout the country. Within the next three years, the mountain torrent forecasting and broadcasting systems will be implemented in 1,836 counties in 29 provinces, municipalities and autonomous regions, which cover 4.63 million square kilometers, or 40% of the total land area of China. More than 500 million people will benefit from these systems.

From September, 2010 to June 2011, 500 counties will install and implement the systems. Although we do not know the exact amount of total funding that will come from the government, based on our experience, an average of RMB 3 to 6 million ($0.4 to $0.9 million) for each county is a valid estimate, totaling RMB 150 to 300 million ($22.4 to $44.8 million). We have received contracts in 18 of those 103 counties. All of the systems installed and implemented by us have met the clients’ requirements and expectations, and have generated positive results.

In order for our company to continue to pursue these opportunities, it is the goal of our management to maintain our existing market share and put together a comprehensive business implementation plan to include internal cash funding for our projects, large domestic bank financing, addition of personnel, additional new project offices in strategic geographic locations, increased production capacity of RTU and other equipment, a procurement plan, and strategic partnerships with manufacturers.

According to the hydrological station construction plan and targets of MWC in the 12th-Five Year Plan, online monitoring for cross-boundary water volume and water quality of all major rivers will be achieved during the 12th-Five Year Period, thus we expect spending will be allocated to water volume and quality monitoring, water quality labs and portable testing devices.

Industrial Pollution Control and Safety

According to the World Bank Group, through its private sector lending arm, the International Finance Corporation (IFC) is currently reviewing options for setting up a fund in China to help water companies to invest in alternative projects. The new area is in reuse water: selling it to industry; to power plants and steel works and the petro-chemical industry. Our management believes there is significant opportunity here. The IFC is understood to be considering a facility that would share risk with Chinese banks willing to lend money to water technology companies who are prepared to invest in improving water efficiency – including reuse schemes.

The petroleum and petrochemical industry is an industry with high energy consumption and high pollution. Currently this industry is faced with severe challenges with respect to its efforts to improve energy consumption, mainly due to lagging technologies in China. Since the reform and opening 30 years ago, the Chinese government has attached great importance to energy conservation, emission reduction and waste treatment for this industry. There is RMB 210 billion ($31.3 billion) of the RMB 4 trillion ($0.6 trillion) stimulus package announced by the government at the end of 2008 being spent in energy conservation and emission reduction for the petroleum and petrochemical industry. We believe the energy conservation environmental industry will experience high growth in the next 3 years under policies of expanding domestic demand and consumption.

Early this year we set up a new reportable segment – Industrial Pollution Control and Safety. We completed several projects during the second quarter in this segment, such as a turn-key air pollution control project for Interface production facilities in Taicang, Jiangsu Province. Interface is an Atlanta based US company. They are the worldwide leader in design, production and sales of environmentally-responsible modular carpet. Currently we are actively pursuing several large projects in this sector, including a wastewater treatment project for Daqing Refining & Chemical Company, a biofiltration odor control system for Daqing Petrochemical Co. and a VOC abatement project Phase for the Rubber Plant of Yanshan Petrochemical Co.

In order to offer our products, systems and services to different industries by broadly penetrating major industries such as the oil, gas and petrochemical industries, we recently completed our first acquisition of Beijing Satellite Science & Technology Co. Ltd. (“BSST”). We believe the acquisition of BSST provides a strategic opportunity for us to penetrate the industrial pollution control market in various large industries, especially the automation of safety in production of petroleum and petrochemical industry.

Through our newly-acquired division BSST, we won several contracts from the China Petroleum & Chemical Corporation (SINOPEC), such as a $1.15 million contract for an automated monitoring and communication system and a $1.0 million contract turnkey project of a 800 MHz TETRA Network Communications System for use in natural gas operations in the Puguang gas field in Sichuan Province. In only a month as an affiliate of our company, BSST has already received a contract for a large gas field safety production project. This is an important step in further demonstrating our expanding capabilities in the industrial pollution and safety control market, and it underscores our reasons for the strategic acquisition of BSST. We expect to receive more contracts like this in the future.

Strategies for Growth

Water, Wastewater Treatment and Municipal Infrastructure

We are very actively expanding our geographical reach from our current base of operations to the rest of China, including Hubei, Inner Mongolia, Xinjiang, Shaanxi, Sichuan, and Heilongjiang Provinces. We set up a branch office with 6 full-time employees in Wuhan, the capital of Hubei Province. We are planning to set up sales offices in Chengdu, Sichuan Province; Harbin, Heilongjiang Province; and project offices in Xi’an, Shaanxi Province; Ordos, Inner Mongolia Autonomous Region; and Urumqi, Xinjiang Uygur Autonomous Region.

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

We also intend to invest resources to develop water quantity and water quality monitoring technologies and upgrade our proprietary products. We plan to introduce foreign advanced hydrological, water quantity and water quality monitoring instruments for application development. We intend to acquire domestic providers of water quantity and quality facilities. With all our resources, we will make sure our company keeps pace with development and automation in the water quantity sector.

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

Research and Development

We invest significant resources in research and development for new products and advanced treatment processes. We established a new R&D facility, Tianjin Baoding Environmental Technology Ltd. (Tianjin Baoding), in the Tianjin Baodi Economic Development Area. As the R&D base for our company, Tianjin Baoding focuses on research and development, pilot testing, pre-installation and pre-assembly and manufacturing of our company’s proprietary products.

In addition, we also established cooperative relationships with several industrial companies in the United States and Europe. The technologies we are pursuing include MBR membrane technology, forward osmosis membrane technology, the latest ecological engineering for wastewater treatment, and advanced solid-liquid separation technology.

Recently, we reached a license agreement for new forward osmosis technology with Hydration Technology Innovations, LLC (HTI). Oregon-based HTI is the world’s only commercial manufacturer of forward osmosis membranes, modules and systems. Tri-Tech will construct and operate one or more FO pilot units incorporating the licensed technology. Tri-Tech is authorized and licensed to construct and operate such pilot units in both municipal and industrial sites for wastewater treatment testing, demonstration and evaluation.

Funding for Continuous Growth

We actively work with local Chinese banks for financial support. Recently, we were granted a total line of credit for RMB100 million (approximately US$15 million) by the Bank of Hangzhou, Beijing Branch. We continue to work with other major Chinese banks and expect to acquire more lines of credit to enable us to bid on more project opportunities going forward. The lines of credit provide us with the ability to expand and grow our business in a non-dilutive manner, strengthen our financial flexibility, and optimize our capital structure.

Management

In order to continue our growth, we need to find the best talents in our industries. Earlier in the year, we appointed three senior executives that substantially strengthen the company’s water and wastewater treatment management team. We believe their seasoned experience as well as their outstanding track records and achievements in water and wastewater treatment fields greatly enhance our competitive advantages in local, domestic and international markets. Their appointments reflect the ongoing growth of our company that values talent-oriented vision, advanced technologies and quality management. This underscores our dedication to be a leading solutions provider in the water, wastewater treatment and pollution control markets.

The newly appointed senior executives have already had major impacts on our organization, especially project execution capabilities. Under the leadership of Mr. Weidong Bi, Vice President of Engineering and Project Management, we completed and started to implement new project management procedures to ensure we are able to execute much larger, more complicated projects with good quality, on time and under budget. We continue to recruit the best talents and will appoint additional senior executives later this year.

We added Mr. Gavin Cheng as our co-president; responsible for the company’s general operations in China, and Mr. Hongzhi Ma as the deputy general manager of Tri-Tech’s subsidiary company Beijing Yanyu Water Tech Co., Ltd. (Yanyu). He will be responsible for Yanyu’s business development of water resource management and environmental business activities.

Mr. Cheng has more than 20 years experience in the fields of production safety and industrial pollution control. Before joining Tri-Tech, he served as president of Beijing Satellite Science & Technology Co. (BSST), which was acquired by Tri-Tech in August 2010.

Mr. Cheng founded BSST in 1994 and has been president since then. From 1987 to 1993, he worked on R&D and project management at the Beijing Test & Control Technology Institute of the Aeronautics Ministry. He graduated from Nanjing University of Aeronautics and Astronautics in 1987 with Bachelor of Engineering and Master of Engineering degrees. He received his Executive MBA from Peking University in 2001.

Mr. Ma is an expert in water resource management and water pollution control with more than 10 years experience. He was a participant in the national key scientific and technological project “Research on Carrying Capacity of Water Resources,” where he won the second place award for “Technology Development” at both the provincial and ministerial levels.

We also recently added two senior managers to key management positions. Mr. Cliff Zhu was named general manager of the sales management department, and Ms. Jenny Du was appointed general manager of our marketing and communications department.

Internal Control and SOX 404 Compliance

Our board of directors and management team fully understand the importance of corporate governance. Internal control policies and procedures are very critical for a publicly traded company. Although we are exempt from compliance with Sarbanes-Oxley Section 404 (“SOX404”), because we are a smaller reporting company. We think internal control compliance will help our company in the long-run. We engaged Friedman LLP to assist us in implementing SOX 404. Friedman LLP worked closely with the company’s management to help prepare a SOX 404 compliance program. As part of compliance with SOX 404, together with our external auditor, we examined and reported on the adequacy of our internal financial reporting and control systems after documenting and testing financial reporting and control procedures. In addition, Friedman LLP provided recommendations to our company’s management for instituting necessary additional controls to enhance the risk management capability of our company’s internal controls over financial reporting. We are pleased to engage Friedman LLP for the important efforts to ensure that our company is in full compliance with SOX 404 requirements. We believe that this necessary undertaking will also enhance shareholder confidence and long-term value in our company.

Backlog

As of October 29, 2010, we had a total backlog of $54.9 million to be most likely collected by the end of 2011, including $50.5 million in water, wastewater treatment and municipal infrastructure, $0.4 million in water resources management systems and engineering services, and $4.0 million in industrial pollution control and safety. Our backlog represents the amounts of contract work remaining to be completed, or in other words, revenue from existing contracts and work in progress expected to be recorded in 2011, based on the assumption that these projects will be accepted by our customers in 2011.

2010 Guidance

As we near the end of 2010, our guidance can be narrowed down to more precise numbers. We anticipate that our revenues will reach approximately $40.6 million, adjusted from the previous range of between $40.6 million and $50.5 million. We anticipate that our net income will likely reach $7.0 million, adjusted from the previous range of between $7.0 million and $9.2 million.

The reason we are projecting more conservative numbers is because we expect two major contracts will be delayed until next spring due to the harsh winter. Xinjiang Kuitun wastewater treatment plant contract of $6.0 million will not realize any revenues in the 4th quarter of 2010 because the client’s civil and site construction cannot be completed until next spring. Therefore, our equipment procurement and installation will be delayed accordingly. Due to the harsh winter conditions, we do not expect to record significant revenues from the Ordos drinking water treatment plant contract of $32 million in 4th quarter of 2010.

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

Results of Operations

	The Quarter Ended September 30, 2010 ($)	% of sales	The Quarter Ended September 30, 2009 ($)	% of sales	Change ($)	Change (%)
Revenue	$16,869,368	100%	$4,910,833	100%	$11,958,535	243.5%
Cost of Revenue (exclusive of depreciation and amortization)	12,382,112	73.4%	2,990,089	60.9%	9,392,023	314.1%
Operating Expenses:

Depreciation and Amortization Expenses	93,968	0.6%	30,049	0.6%	63,919	212.7%
Selling and Marketing Expenses	288,308	1.7%	120,918	2.5%	167,390	138.4%
Other General and Administrative Expenses	1,313,884	7.8%	429,580	8.7%	884,304	205.9%
Total Operating Expenses	1,696,160	10.1%	580,547	11.8%	1,115,613	192.2%
Other Income (Expenses), net	55,655	0.3%	46,511	0.9%	9,144	19.7%
Income before provision for income taxes and non-controlling interests income	2,846,751	16.9%	1,386,709	28.2%	1,460,042	105.3%
Provision for Income Taxes	605,256	3.6%	314,371	6.4%	290,885	92.5%
Net Income Attributable to Non-controlling Interests	(2,203)	0.0%	(1,273)	0.0%	(930)	73.1%
Net Income Attributable to TRIT	2,243,698	13.3%	1,073,611	21.9%	1,170,087	109.0%

Revenue

Our revenue was $16,869,368 in the quarter ended September 30, 2010, an increase of $11,958,535, or 243.5%, compared to revenue of $4,910,833 in the same period of 2009. The increased revenue was primarily driven by an increase in the number and size of our contractual engagements during this period. For example, in the third quarter of 2010, we obtained several contracts with a sales amount exceeding $55.4 million (equal to RMB371 million).

Cost of Revenue

Our cost of revenue was $12,382,112 in the quarter ended September 30, 2010, an increase of $9,392,023, or 314.1%, compared to cost of revenue of $2,990,089 in the quarter ended September 30, 2009. The increase in our cost of revenue resulted directly from the increased amount of projects during the period. The increase in cost of revenue in the quarter ended September 30, 2010 was more than the increase in revenue because during the period, the proportion of revenue attributable to software sales with high gross margin declined. Meanwhile, due to the impact of the Chinese governmental stimulus plan, the basic materials and equipment price escalation caused the increase in costs, which in turn offset the increase of the revenues, resulting in the lower gross margin. The Company plans to minimize the negative impact of the increase in costs through optimization of product and system design, leveraging our purchasing bargain power, and locally sourcing equipment.

As for the existing longer term projects, with a more prudent estimate, the Company foresees the impact being a continuous increase in material costs. Taking these factors into account, the Company is going to adjust its financial forecast in a timely manner to reflect more reliable cost estimates during the course of contract execution.

Operating Expenses

The Company’s operating expenses were $1,696,160 in the quarter ended September 30, 2010, an increase of $1,115,613 or 192.2%, compared to operating expenses of $580,547 in the same period of 2009. The increase in operating expenses mainly the result of the rapid growth rate of general and administrative expenses and selling expenses.

In the quarter ended September 30, 2010, our selling expenses were $288,308, an increase of $167,390 or 138.4%, compared to selling expenses of $120,918 in the same period of 2009. Salaries, travelling costs and entertainment expenses increased 65.4%, 212.3% and 106.2%, respectively. The increase in selling expenses was primarily the result of: (i) the increased number of our sales personnel, and (ii) more frequent and longer business travelling needed to acquire an increased number of contracts.

Our general and administrative expenses (including depreciation and amortization expenses and other general and administrative expenses) were $1,407,852 for the quarter ended September 30, 2010; an increase of $948,223, or 206.3%, compared to general and administrative expenses of $459,629 in the quarter ended September 30, 2009. The increase reflected: (i) a $217,549 increase in salaries, (ii) a $51,810 increase in fees for accounting and attorney services, (iii) a $71,002 increase in office rental expenses, (iv) a $63,919 increase in depreciation and amortization, (v) a $93,513 increase in the costs associated with stock options, and, (vi) a $45,239 increase in research and development, (vii) a $405,192 increase in travelling, registration, printing and other expenses. The increased general and administrative expenses primarily resulted from the increase in: (i) the square footage of rental office, (ii) printing expenses, (iii) travelling, and (iv) professional service fees as a publicly traded company.

Other Income (Expenses)

The Company’s other income was $55,655 in the quarter ended September 30, 2010, a increase of $9,144, or 19.7%, compared to other income of $46,511 in the same period of 2009.

Net Income before income taxes and non-controlling interest

In the quarter ended September 30, 2010, our income before income taxes and non-controlling interest was $2,846,751, an increase of $1,460,042, or 105.3%, compared to income before income taxes and non-controlling interest of $1,386,709 in the same period of 2009. Our income taxes were $605,256 in the quarter ended September 30, 2010, an increase of $290,885, or 92.5%, compared to income taxes of $314,371 in the same period of 2009. The increase in income taxes for the quarter ended September 30, 2010 was primarily driven by an increase in income from operations for the quarter ended September 30, 2010. In the quarter ended September 30, 2010, net income attributable to the shareholders of TRIT was $2,243,698, an increase of $1,170,087, or 109.0%, compared to net income attributable to the shareholders of TRIT of $1,073,611 in the same period of 2009.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

Results of Operations

	Nine Months Ended September 30, 2010 ($)	% of sales	Nine Months ended September 30, 2009 ($)	% of sales	Change ($)	Change (%)
Revenue	$29,210,260	100%	$10,905,169	100%	$18,305,091	167.9%
Cost of Revenue (exclusive of depreciation and amortization)	19,951,909	68.3%	6,536,444	59.9%	13,415,465	205.2%
Operating Expenses:

Depreciation and Amortization Expenses	168,576	0.6%	75,449	0.7%	93,127	123.4%
Selling and Marketing Expenses	790,594	2.7%	333,565	3.1%	457,029	137.0%
Other General and Administrative Expenses	2,907,977	10.0%	1,036,549	9.5%	1,871,428	180.5%
Total Operating Expenses	3,867,147	13.2%	1,445,563	13.3%	2,421,584	167.5%
Other Income (Expenses), net	133,348	0.5%	65,301	0.6%	68,047	104.2%
Income before provision for income taxes and non-controlling interests income	5,524,552	18.9%	2,988,463	27.4%	2,536,089	84.9%
Provision for Income Taxes	1,024,676	3.5%	450,466	4.1%	574,210	127.5%
Net Income Attributable to Non-controlling Interests	16,976	0.1%	12,452	0.1%	4,524	36.3%
Net Income Attributable to TRIT	4,482,900	15.3%	2,525,545	23.2%	1,957,355	77.5%

Revenue

Our revenue was $29,210,260 in the nine months ended September 30, 2010, an increase of $18,305,091, or 167.9%, compared to revenue of $10,905,169 in the same period of 2009. Our increased revenue was primarily driven by an increase in the number and size of our contractual engagements during this period. For example, in the nine months of 2010, we obtained several contracts with a sales amount exceeding $0.9 million (equal to RMB 6 million), $2.6 million (equal to RMB 18 million) and $55.4 million (equal to RMB371 million).

Cost of Revenue

Our cost of revenue was $19,951,909 in the nine months ended September 30, 2010, an increase of $13,415,465, or 205.2%, compared to cost of revenue of $6,536,444 in the nine months ended September 30, 2009. The increase in our cost of revenue resulted directly from the increased number of projects during the period. The increase in cost of revenue in the nine months ended September 30, 2010 was more than the increase in revenue because, during the period the proportion of revenue attributable to software sales with high gross margin declined; while the proportion of revenue attributable to hardware sales with low gross margin increased. Meanwhile, for our existing longer term projects received during the third quarter, the Company foresees a continuous increase of material costs, resulting in higher overall costs. Taking these factors into account, the Company is going to adjust its financial forecast in a timely manner to reflect more reliable cost estimates during the course of contract execution.

Operating Expenses

Our operating expenses were $3,867,147 in the nine months ended September 30, 2010, an increase of $2,421,584, or 167.5%, compared to operating expenses of $1,445,563 in the same period of 2009. The increase in operating expenses was primarily attributable to the rapid growth of general and administrative expenses and selling expenses.

In the nine months ended September 30, 2010, our selling expenses were $790,594, an increase of $457,029 or 137.0%, compared to selling expenses of $333,565 in the same period of 2009. Salaries, travelling costs and entertainment expenses increased 111.0%, 141.7% and 108.0%, respectively. The increased selling expenses primarily resulted from the: (i) increased number of our sales personnel, and (ii) more frequent and longer business travelling needed to acquire an increased number of contracts.

Our general and administrative expenses (including depreciation and amortization expenses and other general and administrative expenses) were $3,076,553 for the nine months ended September 30, 2010; an increase of $1,964,555, or 176.7%, compared to general and administrative expense of $1,111,998 during the same period of 2009. The increase reflected: (i) a $508,161 increase in salaries, (ii) a $131,805 increase in accounting and attorney services fees, (iii) a $126,812 increase in office rental expenses, (iv) a $93,127 increase in depreciation and amortization, (v) a $286,256 increase in the costs associated with stock options and warrants, and, (vi) a $818,394 increase in travelling, registration, printing and other expenses. The increased general and administrative expenses primarily resulted from the increase in: (i) the square footage of rental office, (ii) printing expenses, (iii) travelling, and (iv) professional service fees as a publicly traded company.

Other Income (Expenses)

Our other income was $133,348 in the nine months ended September 30, 2010, an increase of $68,047, or 104.2%, compared to other income of $65,301 in the same period of 2009.

Net Income before income taxes and non-controlling interest

In the nine months ended September 30, 2010, our income before income taxes and non-controlling interest was $5,524,552, an increase of $2,536,089, or 84.9%, compared to income before income taxes and non-controlling interest of $2,988,463 in the same period of 2009. Our income taxes were $1,024,676 in the nine months ended September 30, 2010, an increase of $574,210, or 127.5%, compared to income taxes of $450,466 in the same period of 2009. The increase in income taxes for the nine months ended September 30, 2010 was primarily driven by an increase in income from operations. In the nine months ended September 30, 2010, net income attributable to the shareholders of TRIT was $4,482,900, an increase of $1,957,355, or 77.5%, compared to net income attributable to the shareholders of TRIT of $2,525,545 in the same period of 2009.

Liquidity and Capital Resources

As highlighted in the consolidated statements of cash flows, Our liquidity and available capital resources are impacted by four key components: (i) cash and cash equivalents, (ii) operating activities, (iii) financing activities, and (iv) investing activities.

Statement of Consolidated Cash Flows

	Nine Months Ended September 30, 2010 ($)	Nine Months Ended September 30, 2009 ($)	Change ($)
Net cash used in operating activities	(6,691,647)	(287,892)	(6,403,755)
Net cash used in investing activities	(1,910,794)	(775,722)	(1,135,072)
Net cash provided by financing activities	31,457,342	10,517,170	20,940,172

Effects of exchange rate changes on cash and cash equivalents	(961,600)	120,102	(1,081,702)
Increase in cash and cash equivalents	21,893,301	9,573,658	12,319,643

Cash and cash equivalents, beginning of period	7,171,464	732,418	6,439,046
Cash and cash equivalents, end of period	29,064,765	10,306,076	18,758,689

Cash and cash equivalents

As of September 30, 2010, our cash and cash equivalents amounted to $29,064,765.

Operating activities

Net cash used for operating activities was $6,691,647 in the nine months ended September 30, 2010, compared to $287,892 used in the same period of 2009. A $6,403,755 decrease in cash from operating activities in the quarter ended September 30, 2010 was mainly due to: (i) a $1,961,879 increase in net income before allocation to non-controlling interests, (ii) a decrease in accounts receivable of $610,436 and a decrease in unbilled revenue of $8,303,765, (iii) a $1,123,091 decrease in other receivables, (iv) a $1,948,268 decrease in prepayment of suppliers, (v) a $6,645,605 increase in accounts payable, and (vi) a $1,006,545 increase in taxes payable.

Investing activities

Net cash used for investing activities was $1,910,794 in the nine months ended September 30, 2010, compared to $775,722 used in the same period of 2009. This significant increase was due to: (i) the purchase of several software products in 2010, amounting to $293,824 in total; (ii) investment in our new subsidiary BSST of $1,447,000; and (iii) purchase of equipment of $312,636.

Financing activities

The cash provided by financing activities was $31,457,342 in the nine months ended September 30, 2010, compared to $10,517,170 provided in the same period of 2009. This was due to: (i) $1,377,000 of cash received from the exercise of warrants into ordinary shares, (ii) $30,666,876 of cash received from the issuance of new ordinary shares, and (iii) $193,750 used to repurchase ordinary shares, and (iv) $392,784 payment of financing expenses to agencies.

Effect of change in exchange rate changes on cash and cash equivalents

Net cash loss due to currency exchange was $961,600 in the nine months ended September 30, 2010, compared to a profit of $120,102 in the same period of 2009.

Working Capital and Cash Flow Management

As of September 30, 2010, our working capital was $43,877,810, including cash and cash equivalents of $29,064,765.

Due to the increase in purchase orders, our company has experienced pressure from a shortage in working capital. We received net proceeds from our follow-on offering of approximately $30.67 million in 2010, which we are using for working capital, product research and development, acquisition and sales and marketing.

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

•

We may incur short-and/or long-term debt through commercial loans. As of September 30, 2010, our company had current long-term debt of $25,932, that will be repaid within 7 months and short-term debt of $0. Therefore, we believe we are in a strong position to utilize debt, if deemed appropriate by management.

Contractual Obligations and Commercial Commitments

Operating Leases

As of September 30, 2010, we had commitments under certain operating leases, requiring annual minimum rental payments as follows:

2010	$117,948
2011	559,691
2012	545,030
2013	377,883
2014	107,484
Total	$1,708,036

The leased properties are principally located in the PRC and are used for administration and research and development purposes. The terms of these operating leases varied from one to five years. Pursuant to contracts, when the contracts expire, we have the right to extend them with new negotiated prices. The leases are renewable subject to negotiation. Rental expenses were $111,034 and $40,032 for the quarters ended September 30, 2010 and September 30, 2009, respectively. Rental expenses were $251,700 and $124,888 for the nine months ended September 30, 2010 and September 30, 2009, respectively.

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

Capital Expenditures

In the past, our capital expenditures were used to purchase computers and other office equipment for our business. Our capital expenditures may increase in the near term as our business continues to grow and as we expand and improve our financial and accounting systems and infrastructure. We spent $639,284 and $188,778 on such capital expenditures during the nine months ended September 30, 2010 and 2009, respectively. As of September 30, 2010, we do not have any capital expenditure commitments.

Seasonality

Our sales are not significantly affected by seasonality.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Taxation

Under the current laws of the Cayman Islands, we are not subject to tax on income or capital gains. However, our revenues are primarily derived from payments made by Tranhold and Yanyu to our Chinese subsidiary, TTB. Prior to January 1, 2008, under PRC laws and regulations, a company established in China was typically subject to a state enterprise income tax rate of 30% and a local enterprise tax rate of 3% on its taxable income. PRC laws and regulations also provide foreign-invested enterprises established in certain areas in the PRC with preferential tax treatment. Since January 1, 2008, China has mandated a unified enterprise income tax rate of 25%, with a preferential tax rate of 15% for high-tech companies.

Pursuant to the New EIT Law and the supplementary regulations, only high-tech companies that have been re-certified as such under the new criteria are granted the preferential enterprise income tax rate of 15%. According to an approval from the Beijing State Tax Bureau of Xicheng District, TTB received a preferential income tax rate of 7.5% from January 1, 2009 to December 31, 2011.

BSST was certified as a high-tech enterprise under the new criteria in September 2010, it is subject to 15% income tax rate from January 1, 2010 to December 31, 2012.

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

Segment Information

We have three reportable operating segments. The segments are grouped with reference to the types of services provided and the types of clients that use those services. Total sales and costs are divided among these three segments. We assess each segment’s performance based on net revenues and gross profit on contribution margin. The three reportable operating segments are:

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

Segment 1: Water, Wastewater Treatment and Municipal Infrastructure

	The Quarter Ended September 30, 2010	The Quarter Ended September 30, 2009	Change ($)	Change (%)
Revenue	$10,855,076	$3,797,872	$7,057,204	185.8%

Cost of Revenue (exclusive of depreciation and amortization)	7,902,411	2,308,345	5,594,066	242.3%
Selling Expenses	105,024	76,301	28,723	37.6%

Depreciation and Amortization	18,372	17,506	866	4.9%

Other General and Administrative Expenses	920,386	270,357	650,029	240.4%
Operating Expenses	1,043,782	364,164	679,618	186.6%

Other (Loss) Income, net	71,118	(2,849)	73,967	(2,596.2)%

Income before provision for income taxes and non-controlling interest	1,980,001	1,122,514	857,487	76.4%
Income Taxes	495,628	243,806	251,822	103.3%

Net Income Attributable Non-controlling Interest	—	—	—
Net Income Attributable to TRIT	$1,484,373	$878,708	605,665	68.9%

In Segment 1, revenue was $10,855,076 in the quarter ended September 30, 2010, an increase of $7,057,204, or 185.8%, compared to revenue of $3,797,872 in the same period of 2009. Recently, the Ministry of Environmental Protection of PRC, together with two other governmental agencies issued the First National Census of Pollution Source. This report acknowledged the severe environmental pollution in the PRC and unveiled the fact that the Ministry of Environmental Protection, together with the Ministry of Finance and State Administration of Taxation were discussing the environmental tax issue, which implied that the government will likely increase its environmental protection investment. We believe that such increased investment is likely to provide significant benefits to the Chinese environmental businesses, including our company. During the third quarter, we received and started to execute a $40 million contract for a drinking water treatment plant, resulting in a significant increase in revenues in Segment 1.

Cost of revenue for Segment 1 was $7,902,411 in the quarter ended September 30, 2010, an increase of $5,594,066, or 242.3%, compared to cost of revenue of $2,308,345 in the same period of 2009. This increase was higher than the increase in revenue because the revenue generated from system integration increased while the revenue generated from software sales decreased. In addition, due to the longer term of this contract, and considering various risk factors, we are taking a more conservative approach by estimating a relatively high cost of revenue for this contract.

In the quarter ended September 30, 2010, selling expenses were $105,024, an increase of $28,723, or 37.6%, compared to selling expenses of $76,301 in the same period of 2009. The increased selling expenses were mainly driven by the increased number of our sales personnel, as well as more frequent and longer business travel necessary to compete for larger contracts.

Depreciation and amortization was $18,372 in the quarter ended September 30, 2010; an increase of $866, or 4.9%, compared to depreciation and amortization of $17,506 in the quarter ended September 30, 2009. The increase in depreciation and amortization resulted from new equipment and vehicle purchases in 2010.

Other general and administrative expenses were $920,386, an increase of $650,029, or 240.4%, compared to other general and administrative expenses of $270,357 in the quarter ended September 30, 2009. Material causes for this increase included: (i) an increase in office rental expenses and (ii) an increase in the costs associated with being a publicly traded company, printing expenses, salary and depreciation and amortization expenses.

Operating expenses in the quarter ended September 30, 2010 were $1,043,782, an increase of $679,618, or 186.8%, compared to operating expenses of $364,164 in the quarter ended September 30, 2009. The primary reasons were: (i) an increase in expenses associated with being a publicly traded company, (ii) increased depreciation and amortization expenses, (iii) an increase in rent expenses, and (iv) an increase in selling expenses.

Other income was $71,118 in the quarter ended September 30, 2010, a $73,967 increase compared to other expense of $2,849 in the same period of 2009. The increase was mainly due to a tax rebate.

Income before provision for income taxes and non-controlling interest was $1,980,001 in the quarter ended September 30, 2010, an increase of $857,487, or 76.4%, compared to income before provision for income taxes and non-controlling interest of $1,122,514 in the same period of 2009.

Income taxes were $495,628 in the quarter ended September 30, 2010, a $251,822 decrease compared to income taxes of $243,806 in the same period of 2009.

Net income attributable to the shareholders of TRIT was $1,484,373 in the quarter ended September 30, 2010, an increase of $605,665, or 68.9%, compared to net income attributable to the shareholders of TRIT of $878,708 in the same period of 2009. The increased net income attributable to the shareholders of TRIT was mainly driven by the increase in revenue. In the future, we intend to continue to improve our profitability by expanding our existing market base and reducing project costs by utilizing locally-made equipment and parts.

Segment 2: Water Resource Management System and Engineering service

	The Quarter Ended September 30, 2010	The Quarter Ended September 30, 2009	Change ($)	Change (%)
Revenue	$1,239,850	$1,112,961	$126,889	11.4%
Cost of Revenue (exclusive of depreciation and amortization)	977,190	681,743	295,447	43.3%
Selling Expenses	102,270	44,617	57,653	129.2%
Depreciation and Amortization	26,618	12,543	14,075	112.2%
Other General and Administrative Expenses	197,987	159,222	38,765	24.3%
Operating Expenses	326,875	216,382	110,493	51.1%
Other (Loss) Income, net	(541)	49,360	(49,901)	(101.1)%
Income before provision for income taxes and non-controlling interest	(64,756)	264,195	(328,951)	(124.5)%
Income Taxes	—	70,565	(70,565)

Net income attributable to Non-controlling Interest	(2,203)	(1,273)	930	(73.1)%
TRIT Net Income Attributable to TRIT	$(62,553)	$194,903	$(257,456)	(132.1)%

In Segment 2, revenue was $1,239,850 in the quarter ended September 30, 2010, an increase of $126,889 or 11.4%, compared to revenue of $1,112,961 in the same period of 2009. This increase was driven by the increase in the number of water resource management projects and the size of each project, which resulted from the increase in government spending on water conservancy facilities.

Cost of revenue in Segment 2 was $977,190 in the quarter ended September 30, 2010, an increase of $295,447, or 43.3%, compared to cost of revenue of $681,743 in the same period of 2009. This increase was more than our increase in revenue because: (i) we conducted more projects with lower gross margins; and (ii) we experienced an increase in the cost of our equipment.

Selling expenses were $102,270 in the quarter ended September 30, 2010, an increase of $57,653 or 129.2%, compared to selling expenses of $44,617 in the same period of 2009. The growth rate for selling expenses was higher than the growth rate for revenue. The increase in selling expenses in 2010 consisted of: (i) an increase in travelling cosst, and (ii) an increase in salaries. We expect to secure additional contracts and projects through methods such as rewarding outstanding sales representatives, increasing the number of sales personnel as well as the frequency and time of business travel. These sales methods increase of selling expenses.

Depreciation and amortization in Segment 2 was $26,618 in the quarter ended September 30, 2010, compared to depreciation and amortization of $12,543 in the same period of 2009. The increase in depreciation and amortization resulted from new equipment and vehicle purchases in 2010.

Other general and administrative expenses were $197,987 in the quarter ended September 30, 2010; an increase of $38,765, or 24.3%, compared to other general and administrative expenses of $159,222 in the quarter ended September 30, 2009. The increase in total general and administrative expenses was primarily due to: (i) an increase in expenses associated with being a publicly traded company, and (ii) increased depreciation and amortization expenses.

Operating expenses in the quarter ended September 30, 2010 were $326,875, an increase of $110,493, or 51.1%, compared to operating expenses of $216,382 in the same period of 2009. This increase directly resulted from our increased revenues. To the extent our company continues to increase the number of its projects, we will add administrative personnel as needed.

Other loss was $541 in the quarter ended September 30, 2010; a decrease of $49,901, compared to other income of $49,360 in the quarter ended September 30, 2009. The increase was primarily due to the increased tax rebate in software sales.

Loss before provision for income taxes and non-controlling interest was $64,756 in the quarter ended September 30, 2010, a decrease of $328,951, or 124.5%, compared to income before provision for income taxes and non-controlling interest of $264,195 in the same period of 2009. The decrease was driven by the growth of selling expenses and general and administrative expense.

Income taxes were $0 in the quarter ended September 30, 2010, compared to income taxes of $70,565 in the same period of 2009.

Net loss attributable to non-controlling interest was $2,203 in the quarter ended September 30, 2010, an increase of $930, or 73.1%, compared to non-controlling interest of $1,273 in the same period of 2009.

Net loss attributable to the shareholders of TRIT was $62,553 in the quarter ended September 30, 2010, a decrease of $257,456, or 132.1%, compared to net income attributable to the shareholders of TRIT of $194,903 in the same period of 2009. The decreased net income attributable to the shareholders of TRIT was mainly driven by the increase in revenue, the increase in operating expenses and the increase in income taxes.

Segment 3: Industrial Pollution Control and Safety

	The Quarter Ended September 30, 2010	The Quarter Ended September 30, 2009	Change ($)	Change (%)
Revenue	$4,774,442	$—	$4,774,442	—

Cost of Revenue	3,502,511	—	3,502,511	—

Selling Expenses	81,014	—	81,014	—

Depreciation and Amortization	48,978	—	48,978	—

Other General and Administrative Expenses	195,511	—	195,511	—

Operating Expenses	325,503	—	325,503	—

Other Income, net	(14,922)	—	(14,922)	—

Income before provision for income taxes and non-controlling interest	931,506	—	931,506	—

Income Taxes	109,628	—	109,628	—

Net Income attributable to Non-controlling Interest	—	—	—	—

TRIT Net Income Attributable to TRIT	$821,878	$—	$821,878	—

In line with our development strategies, we have expanded our business to include industrial pollution control and safety. We began operating in this segment for the first time in the quarterly period ended March 31, 2010. In the quarter ended September 30, 2010, we secured additional industrial pollution control projects from Taicang, PetroChina, and ZhongYuan Oil Field. We intend to increase our efforts to develop business in this field and secure more contracts in the future.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

A summary of significant accounting policies is included in Note 2 to the unaudited consolidated financial statements for the nine months ended September 30, 2010. Management believes that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our company’s operating results and financial condition.

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

After May 2010, the FASB issued several ASUs-ASU-20 through ASU-26, which do not require adoption until a future date and are not expected to have a material impact on the consolidated financial statements of the Company upon adoption.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

As of September 30, 2010, our company carried out an evaluation, under the supervision of and with the participation of management, including our company’s chief executive officer and chief financial officer, of the effectiveness of the design and operation of our company’s disclosure controls and procedures. Based on the foregoing, the chief executive officer and chief financial officer concluded that our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the three or nine month periods ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our company’s internal control over financial reporting.

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

Description of Use	Proposed Expenditure Amount	Actual Expenditures through September 30, 2010
Working Capital	$5,015,000	$5,390,000
New Product Development	2,006,000	2,200,000
Application Expansion	1,504,500	1.600,000
Sales and Marketing	1,504,500	840,000
Total	$10,030,000	$10,030,000

(c) Our company repurchased 8,200 of our outstanding ordinary shares from the open market during the three months ended September 30, 2010. The Company repurchased all 8,200 of these shares during the month of July, 2010. From commencement of the repurchase plan through the date of this filing, our company has repurchased 21,100 ordinary shares.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed herewith:

Exhibit Number	Document

3(i).1	Articles of Association of the Registrant(1)

3(i).2	Amended and Restated Articles of Association of the Registrant(1)

3(ii).1	Memorandum of Association of the Registrant(1)

3(ii).2	Amended and Restated Memorandum of Association of the Registrant(1)

4.1	Specimen Share Certificate(1)

10.1	Translation of Form of Employment Agreement between Registrant and Executive Officer of the Registrant(1)

10.2	Translation of Exclusive Technical and Consulting Service Agreement for Tranhold(1)

10.3	Translation of Management Fee Payment Agreement for Tranhold(1)

10.4	Translation of Proxy Agreement for Tranhold(1)

10.5	Translation of Equity Interest Pledge Agreement for Tranhold(1)

10.6	Translation of Exclusive Equity Interest Purchase Agreement for Tranhold(1)

10.7	Translation of Exclusive Technical and Consulting Service Agreement for Yanyu(1)

10.8	Translation of Management Fee Payment Agreement for Yanyu(1)

10.9	Translation of Proxy Agreement for Yanyu(1)

10.10	Translation of Equity Interest Pledge Agreement for Yanyu(1)

10.11	Translation of Exclusive Equity Interest Purchase Agreement for Yanyu(1)

10.14	Translation of Operating Agreement for Yanyu(1)

10.15	Translation of Operating Agreement for Tranhold(1)

10.16	Stock Option Plan(1)

21.1	Subsidiaries of the Registrant(2)

31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(3)

31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(3)

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(3)

32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(3)

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-158393.
(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-164273.
(3)	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tri-Tech Holding Inc.

November 15, 2010	By:	/s/ Peter Dong
Peter Dong
Chief Financial Officer
(Principal Financial and Accounting Officer)

TRI-TECH HOLDING INC. AND SUBSIDIARIES

Financial Statements

For the nine months ended September 30, 2010 and 2009

TRI-TECH HOLDING INC. AND SUBSIDIARIES

TRI-TECH HOLDING INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2010 (Unaudited)	December 31, 2009
ASSETS
Current Assets
Cash	$29,064,765	$7,171,464
Restricted cash	166,228	1,501,128
Accounts receivable, net of allowance for doubtful accounts of $475,397 and $56,491 as of September 30, 2010 and December 31, 2009, respectively	13,035,678	4,338,239
Unbilled revenue	6,493,306	3,952,763
Other receivables	1,865,990	273,602
Inventories	4,793,639	1,573,324
Deposits on projects	1,349,567	585,153
Prepayments to suppliers and subcontractors	3,854,546	1,898,900

Total current assets	60,623,719	21,294,573
Long-term unbilled revenue	10,542,372	1,723,852
Plant and equipment, net	786,532	374,009
Intangible assets, net	3,520,141	797,854
Long-term deposit on projects	14,806	—
Long-term restricted cash	19,922	—
Goodwill	397,634	—

Total Assets	$75,905,126	$24,190,288

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and cost accrual on projects	$12,137,093	$3,367,056
Customer deposits	1,526,175	494,047
Billings in excess of revenue	—	8,650
Other payables	1,733,605	8,633
Accrued liabilities	65,948	103,190
Deferred income taxes	—	141,478
Income taxes payable	1,257,156	144,232
Current portion of long-term liabilities	25,932	—

Total current liabilities	16,745,909	4,267,286
Long-term liabilities	—	58,171

Total Liabilities	16,745,909	4,325,457

Equity
Tri-Tech Holding Inc. shareholders’ equity
Common stock ($0.001 par value, 30,000,000 shares authorized; 8,051,833 and 5,255,000 shares issued as of September 30,2010 and December 31, 2009, respectively.)	8,052	5,255
Additional paid-in-capital	47,207,179	12,942,650
Statutory reserves	50,655	50,655
Retained earnings	10,816,243	6,333,343
Treasury stock	(193,750)	—
Accumulated other comprehensive income	1,046,556	377,097

Total Tri-Tech Holding Inc. shareholders’ equity	58,934,935	19,709,000
Noncontrolling Interests	224,282	155,831

Total equity	59,159,217	19,864,831

Total Liabilities and Equity	$75,905,126	$24,190,288

See notes to consolidated financial statements

TRI-TECH HOLDING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME

	For The Nine Months Ended September 30,		For The Three Months Ended September 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues:
System integration	$25,331,077	$7,523,762	$16,235,860	$4,145,404
Hardware products:	2,873,945	1,878,048	599,104	483,907
Software products revenues:	1,005,238	1,503,359	34,404	281,522

Total revenues	29,210,260	10,905,169	16,869,368	4,910,833

Cost of revenues: (exclusive of depreciation and amortization shown separately below)
System integration	17,508,023	4,907,767	11,918,763	2,552,799
Hardware products	2,404,245	1,586,613	448,163	437,290
Cost of software	39,641	42,064	15,186	—

Total cost of revenues	19,951,909	6,536,444	12,382,112	2,990,089

Operating expenses:
Depreciation and amortization expenses	168,576	75,449	93,968	30,049
Selling and Marketing expenses	790,594	333,565	288,308	120,918
General and Administrative expenses	2,907,977	1,036,549	1,313,884	429,580

Total operating expenses	3,867,147	1,445,563	1,696,160	580,547

Income from operations	5,391,204	2,923,162	2,791,096	1,340,198

Other income (expenses):
Other expense	(45,165)	(4,694)	(24,409)	(3,542)
Interest income	48,771	25,126	29,075	24,291
Interest expense	(3,012)	(4,173)	(249)	(514)
Tax rebates	132,754	49,042	51,238	26,275

Total other income, net	133,348	65,301	55,655	46,511

Income before provision for income taxes and noncontrolling interests income	5,524,552	2,988,463	2,846,751	1,386,709
Provision for income taxes	1,024,676	450,466	605,256	314,371

Net income before allocation to Non-controlling Interests	4,499,876	2,537,997	2,241,495	1,072,338
Less: Net income attributable to Non-controlling Interests	16,976	12,452	(2,203)	(1,273)

Net income attributable to Tri-Tech Holding Inc shareholders	$4,482,900	$2,525,545	$2,243,698	$1,073,611

Other comprehensive income
Foreign currency translation adjustment	720,934	67,115	652,949	50,372

Comprehensive income	5,220,810	2,605,112	2,894,444	1,122,710
Less: Comprehensive income attributable to non-controlling interests	68,451	13,158	44,417	(508)

Comprehensive income attributable to Tri-Tech Holding Inc. shareholders	$5,152,359	$2,591,954	$2,850,027	$1,123,218

Net income attributable to Tri-Tech Holding Inc. shareholders per share:
Basic	$0.66	$0.69	$0.29	$0.27
Diluted	$0.65	$0.68	$0.28	$0.27
Weighted Average number of Common Shares outstanding:
Basic	6,789,604	3,679,542	7,817,085	3,924,565
Diluted	6,900,253	3,689,604	7,927,734	3,954,422

See notes to consolidated financial statements

TRI-TECH HOLDING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Nine Months Ended September 30,
	2010 (Unaudited)	2009 (Unaudited)
Cash flows from operating activities:
Net income before allocation to non-controlling interests	$4,499,876	$2,537,997
Adjustments to reconcile net income before non-controlling interests to net cash (used in) provided by operation activities:
Amortization of option expenses	277,490	—
Amortization of warrants	3,944	—
Depreciation and amortization	168,576	75,942
Provision for doubtful accounts	256,731	(11,047)
Deferred income taxes	(150,280)	251,765
Changes in operating assets and liabilities:
Restricted cash	1,438,072	—
Accounts receivable	(7,109,762)	(1,005,397)
Unbilled revenue	(11,084,619)	(2,780,854)
Other receivables	(1,617,344)	(494,253)
Inventories	782,743	(184,068)
Prepayments and deferred expenses	(1,848,967)	99,301
Accounts payable	7,836,160	1,190,555
Customer deposits	13,059	(80,481)
Billings in excess of revenue	(8,677)	93,774
Other payables	(1,203,041)	(35,826)
Accrued liabilities	(38,591)	(31,738)
Taxes payable	1,092,983	86,438

Net cash used in operating activities	(6,691,647)	(287,892)

Cash flows from investing activities:
Payment in investment in subsidiary	(1,447,000)	—
Cash acquired from business combination	175,490	—
Payment to purchase plant and equipment	(312,636)	(188,778)
Payment to purchase intangible asset	(293,824)	—
Payment of installment of purchasing vehicle	(32,824)	—
Loan to other parties	—	(586,944)

Net cash used in investing activities	(1,910,794)	(775,722)

Cash flows from financing activities:
Proceeds from the exercise of warrants into common stock	1,377,000	—
Proceeds from the Issuance of common stock	30,666,876	10,038,847
Payment of financing expenses to agencies	(392,784)	—
Payment in repurchase treasury stock	(193,750)	—
Repayment to a third party of an advance	—	(43,911)
Borrow money from third party	—	522,234

Net cash provided by financing activities	31,457,342	10,517,170

Effect of exchange rate fluctuation on cash and cash equivalents	(961,600)	120,102

Net increase in cash and cash equivalents	21,893,301	9,573,658
Cash and cash equivalents, beginning of period	7,171,464	732,418

Cash and cash equivalents, end of period	$29,064,765	$10,306,076

Supplemental disclosure of cash flow information:
Income taxes paid	$80,019	$17,496
Interest paid on debt	$3,012	$4,173
Supplemental disclosure of noncash investing and financing activities Issued 260,000 common shares as one of the consideration to Beijing Satellite Science & Technology Co. Ltd. (see note 1)	$2,334,800	$—

See notes to consolidated financial statements

Tri-Tech Holding Inc. and Subsidiaries

Notes To Consolidated Financial Statements

September 30, 2010 and 2009

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

September 30, 2010 and 2009

We formed Tri-Tech Infrastructure LLC. (“TIS”) on November 16, 2009, which is our wholly-owned subsidiary in the U.S. to develop opportunities in the United States.

Beijing Satellite Science & Technology Co. (“BSST”) was established on October 11, 1994. It was a VIE controlled by TTB since August 6, 2010. (refer to the section “Reorganization and Acquisition”). It is a consulting, engineering, design, system integration and project management services company specializing in the fields of control and instrument automation, safety and emergency response for the oil, gas and petrochemical industries. It held some certificates such as Software Enterprise Cognizance Certificate, Computer Information System Integration Qualification Certificate (Grade 3), first class qualification of security, ISO9001 Quality Management System Certificate and high-tech enterprise Certificate.

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

Tri-Tech Holding Inc. and Subsidiaries

Notes To Consolidated Financial Statements

September 30, 2010 and 2009

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

On July 26, 2010, the Company signed and executed with Beijing Satellite Science & Technology Co. (“BSST”) a series of contractual agreements with a 25-year, renewable term. These contractual agreements require the pledge of the original shareholders’ equity interests and stock certificates of the VIEs. At any time during the agreement period, the Company has absolute rights to acquire any portion of the equity interests of those VIEs under no-cost conditions. On August 6, 2010, the effective date of the Agreement, the Company has successfully become the primary beneficiary of its VIE, BSST, at the same time, the Company paid the consideration of $3.8 million, including: $1,447,000 payment in cash and 260,000 ordinary shares, at the market value of $8.98 per share, with total amount of $2,334,800. The Company will expand market in the petrochemical industries through BSST since it is a consulting, engineering, design, system integration and project management services company specializing in the fields of control and instrument automation, safety and emergency response for the oil, gas and petrochemical industries.

These agreements consist of the following agreements:

Exclusive Technical and Consulting Service Agreement. Each of Yanyu,Tranhold and BSST has entered into an Exclusive Technical and Consulting Service Agreement with TTB, which agreement provides that TTB will be the exclusive provider of technical and consulting services to Yanyu, Tranhold and BSST, as appropriate, and that each of them will in turn pay 90% of its profits (other than net profits allocable to the State-Owned Entities (“SOE”) Shareholder of Yanyu) to TTB for such services. In addition to such payment, Yanyu, Tranhold and BSST agree to reimburse TTB for TTB’s expenses (other than TTB’s income taxes) incurred in connection with its provision of services under the agreement. Payments will be made on a quarterly basis, with any overpayment or underpayment to be reconciled once each of Tranhold’s, Yanyu’s and BSST’s annual net profits, as applicable, are determined at its fiscal year end. Any payment from TTB to TTII would need to comply with applicable Chinese laws affecting payments from Chinese companies to non-Chinese companies. Although based on this agreement TTB is only entitled to 90% of net profits (other

Tri-Tech Holding Inc. and Subsidiaries

Notes To Consolidated Financial Statements

September 30, 2010 and 2009

than net profits allocable to the SOE Shareholder of Yanyu), TTB also entitled the remaining share of the net profits of the VIEs through dividends per the Proxy Agreement as discussed below. The Company relies on dividends paid by TTB for its cash needs, and TTB relies on payments from Yanyu,Tranhold and BSST to be able to pay such dividends to the Company.

Management Fee Payment Agreement. Each of the shareholders of Yanyu, Tranhold and BSST (other than Beijing YanYu Communications Telemetry United New Technology Development Department, a Chinese State Owned Entity (the “SOE Shareholder”) of Yanyu) has entered into a Management Fee Payment Agreement, which provides that, in the event TTB exercises its rights to purchase the equity interests of the Yanyu or Tranhold or BSST shareholders (other than those owned by the SOE Shareholder of Yanyu) under the Equity Interest Purchase Agreements, such shareholders shall pay a Management Fee to TTB in an amount equal to the amount of the Transfer Fee received by the such shareholders under the Equity Interest Purchase Agreement.

Proxy Agreement. Each of the shareholders of Yanyu, Tranhold and BSST (other than the SOE Shareholder of Yanyu) has executed a Proxy Agreement authorizing TTB to exercise any and all shareholder rights associated with his ownership in Yanyu or Tranhold or BSST, as appropriate, including the right to attend shareholders’ meetings, the right to execute shareholders’ resolutions, the right to sell, assign, transfer or pledge any or all of the equity interest in Yanyu or Tranhold or BSST, as appropriate, and the right to vote such equity interest for any and all matters.

Equity Interest Pledge Agreement. TTB and the shareholders of each of Tranhold, BSST and Yanyu, (other than the SOE Shareholder of Yanyu) have entered in Equity Interest Pledge Agreements, pursuant to which each such shareholder pledges all of his shares of Tranhold or Yanyu or BSST, as appropriate, to TTB. If Tranhold or Yanyu or any of its respective shareholders (other than the SOE Shareholder of Yanyu) breaches its respective contractual obligations, TTB, as pledgee, will be entitled to certain rights, including the right to foreclose on the pledged equity interests. Such Tranhold, BSST and Yanyu shareholders have agreed not to dispose of the pledged equity interests or take any actions that would prejudice TTB’s interest. According to this agreement, TTB has absolute rights to obtain any and full dividends related to the equity interest pledged during the term of the pledge.

Exclusive Equity Interest Purchase Agreement. Each of the shareholders of Tranhold, Yanyu and BSST (other than the SOE Shareholder of Yanyu) has entered into an Exclusive Equity Interest Purchase Agreement, which provides that TTB will be entitled to acquire such shares from the current shareholders upon certain terms and conditions, if such a purchase is or becomes allowable under PRC laws and regulations. The Exclusive Equity Interest Purchase Agreement also prohibits the current shareholders of each of Tranhold, Yanyu and BSST, (other than the SOE Shareholder of Yanyu) from transferring any portion of their equity interests to anyone other than TTB. TTB has not yet taken any corporate action to exercise this right of purchase, and there is no guarantee that it will do so or will be permitted to do so by applicable law at such time as it may wish to do so.

Operating Agreements. TTB, Tranhold, Yanyu, BSST and each of their respective shareholders (other than the SOE Shareholder of Yanyu) have entered into an Operating Agreement on July 3, 2009, TTB, BSST and each of their respective shareholders have entered into an Operating Agreement on July 26, 2010, which requires TTB to guarantee the obligations of each of Tranhold, Yanyu and BSST in their business arrangements

Tri-Tech Holding Inc. and Subsidiaries

Notes To Consolidated Financial Statements

September 30, 2010 and 2009

with third parties. Each of Tranhold, Yanyu and BSST, in return, agrees to pledge its accounts receivable and all of its assets to TTB. Moreover, each of Tranhold, Yanyu and BSST, agrees that without the prior consent of TTB, such company will not engage in any transactions that could materially affect its assets, liabilities, rights or operations, including, without limitation, incurrence or assumption of any indebtedness, sale or purchase of any assets or rights, incurrence of any encumbrance on any of its assets or intellectual property rights in favor of a third party or transfer of any agreements relating to its business operation to any third party. Pursuant to these operating agreements, TTB provides guidance and instructions on each of Tranhold’s, Yanyu’s and BSST’s daily operations and financial affairs. The contracting shareholders of each of Tranhold, Yanyu and BSST, must designate the candidates recommended by TTB as their representatives on their respective boards of directors. TTB has the right to appoint and remove senior executives of each of Tranhold, Yanyu and BSST.

The Company provided advances to its VIEs totaling $4,045,214 during the nine months ended September 30, 2010. The Company’s accumulated outstanding advances to Tranhold, Yanyu and BSST, respectively, were $4,943,376, $2,589,559 and $6,155,534 as of September 30, 2010.

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

Based on these agreements and according to the provisions of ASU 2009-17, Consolidations (ASC Topic 810): Improvements to Financial Reporting by Enterprises Involved with VIEs, codifies Statement No. 167, Amendments to FASB Interpretation No. 46(R), Tranhold, Yanyu and BSST, are considered variable interest entities (“VIEs”), and the Company is the primary beneficiary. Accordingly, Tranhold and Yanyu, have continued to be consolidated in the Company’s financial statements. For BSST, the Company applied the consolidation procedures required by ASC 805-Business Combinations, for the detail disclosure in BSST combination; please refer to Note 2 under Business Combination and Goodwill.

It is the Company’s general belief that the creditors and the other beneficial interest holder of Tranhold, Yanyu and BSST have no recourses to the general credit of the Company.

No change occurred in the controlling interests before and after the Company entered into agreements with these VIEs.

2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated interim financial information as of September 30, 2010 and for the three and nine-month periods ended September 30, 2010 and 2009 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, which are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair

Tri-Tech Holding Inc. and Subsidiaries

Notes To Consolidated Financial Statements

September 30, 2010 and 2009

presentation. The interim financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of September 30, 2010, its consolidated results of operations for the three and nine-month periods ended September 30, 2010 and 2009 and its cash flows for the nine-month periods ended September 30, 2010 and 2009, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

The accompanying consolidated financial statements include the accounts of TRIT and its subsidiaries and VIEs. All material inter-company transactions and balances have been eliminated in the consolidation. Please also refer to Note 1 for the discussion on accounting for the reorganization and acquisition.

Pursuant to ASU No. 2009-17 (ASC No. 810), Tranhold, Yanyu and BSST, are VIEs of the Company and the Company is the primary beneficiary of the VIEs. Accordingly, Tranhold and Yanyu have been consolidated in the Company’s financial statements. For BSST, the Company applied the consolidation procedures required by ASC 805-Business Combinations.

Based on various VIE agreements, the Company is able to exercise control over the VIEs; and obtain the financial interests such as obtaining periodic income of the VIEs through technical and consulting service arrangements and obtaining the net assets of VIEs through purchase of their equities at essentially no cost basis. The Company therefore concluded that its equities of all VIEs are not noncontrolling interest and therefore are not classified as so. The noncontrolling interest only relates to the SOE Shareholder’s 7.14% interest in Yanyu. They excise no controls over the VIEs and no financial interests of ownership are due to them either for periodic income or the net assets.

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

Tri-Tech Holding Inc. and Subsidiaries

Notes To Consolidated Financial Statements

September 30, 2010 and 2009

Restricted Cash

In December 2009, the Company made a 3-month time deposit of RMB 10.25 million ($1,501,128) in a bank as collateral in exchange for the issuance of a Letter of Credit facility of RMB 10 million ($1,464,515), with an expiration in three months. However, the Company didn’t use the facility for any issuance of Letter of Credit within that period. Correspondingly, the bank released the collateral and the restrictions on cash on March 3, 2010.

In May, 2010, the Company made a 3-month time deposit of RMB 10.25 million $1,509,373) in a bank as collateral in exchange for the issuance of a Letter of Credit facility of RMB 10 million ($1,472,559), with an expiration in three months, the bank released the collateral and the restrictions on cash on August 25, 2010.

The Company made some 3-19 month time deposit of RMB 1.2 million ($186,150) in a bank as collateral in exchange for the Performance Guarantee and Bid Security.

The current restricted cash balance at September 30, 2010 and December 31, 2009 was $166,228 and $1,501,128, respectively. The long-term restricted cash balance at September 30, 2010 and December 31, 2009 was $19,922 and Nil, respectively.

Accounts Receivable

Accounts receivable are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts as needed. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company makes an allowance for doubtful accounts based on the aging of accounts receivable and on any specifically identified accounts receivable that may become uncollectible.

Inventories

The Company values inventory at the lower of cost or net realizable value and determines inventory by using the average cost method. Inventory consists of raw materials, finished goods, and work-in-progress, which includes the cost of direct labor, materials and overhead costs related to projects.

Tri-Tech Holding Inc. and Subsidiaries

Notes To Consolidated Financial Statements

September 30, 2010 and 2009

Long-term unbilled revenue

The Company obtained several contracts with billing cycles of over three years in 2010 and 2009. The discounted revenue is recorded as long-term unbilled revenue and the discount rate is the 3-year nominal interest rate of 5.4%, set by the PRC Central Bank. For the contract that a specific discount rate is agreed in the contract, a 10% of discount rate is applied. These projects are funded by the Government, so the Company does not ascribe any collection risk on such projects.

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

Valuation of Long-Lived Assets

The Company reviews the carrying value of its long-lived assets, including plant and equipment, and finite life intangibles whenever events or changes in circumstances indicate that the carrying value may not be recoverable. To the extent the estimated undiscounted future cash inflows attributable to the asset, less estimated undiscounted future cash outflows, are less than the carrying amount, the Company recognizes an impairment loss in an amount equal to the difference between the carrying value of such assets and fair value. No impairment indicator is noted in the prior or current periods. The Company reports assets for which there is a committed disposition plan, whether through sale or abandonment, at the lower of carrying value or fair value less costs to sell. No such assets are identified in prior and current periods.

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

Tri-Tech Holding Inc. and Subsidiaries

Notes To Consolidated Financial Statements

September 30, 2010 and 2009

Useful Life
Proprietary technology relating to sewage, municipal solid waste treatment and tail gas purification	20 years
Proprietary technology relating to low energy consumption data transmission system	20 years
Large region environmental management system	10 years
Mobile web management system	10 years
Database Management System	10 years
Pollution reduction checking assistant	10 years
Water pollution control infrastructure	10 years
Software-Gas Flow	20 years
Software-Oil Mixing	20 years
Customer Relationship	5 years

Business Combination and Goodwill

On August 6, 2010, the Company has successfully become the primary beneficiary of its VIE, BSST, at the same time, the Company paid the consideration of $3.8 million, including: $1,447,000 payment in cash and 260,000 ordinary shares at the market value of $8.98 per share with a total amount of $2,334,800. Fair value of BSST on August 6, 2010 was $3,384,166, while the Company paid $3,781,800 as consideration. As of September 30, we recognized $397,634 as goodwill. Fair value of BSST on August 6, 2010 is shown as:

BSST
August 6, 2010 (Unaudited)
Financial assets	$2,707,365
Inventory	3,876,360
Property and equipment	162,173
Proprietary technology-net	2,477,851
Financial liabilities	(5,839,583)
Liability arising from a contingency	—

Total identifiable net assets	3,384,166

The following table represents the consideration allocation based on estimated fair value on August 6, 2010:

Total identifiable net assets	$3,384,166
Goodwill	$397,634

Total consideration	$3,781,800

The goodwill mainly represents the intangibles not qualifying for separate recognition.

A reconciliation of the carrying amount of goodwill is as follows:

Carrying amount of Goodwill
January 1, 2010	$—
Addition during the 9 months	397,634
September 30, 2010	$397,634

The Company determined there are no circumstances that indicate the Goodwill need to be impaired during the period.

The amounts of BSST’s revenue and earnings included in the Company’s consolidated income statement for the nine months ended September 30, 2010, and the revenue and earnings of the combined entity had the acquisition date been January 1, 2010, or January 1, 2009, are as follows.

	Revenue	Earnings
Actual from August 6 to September 30, 2010	$3,641,116	$244,209
Supplemental pro forma from January 1, 2010 – September 30, 2010	$30,281,207	$4,352,662
Supplemental pro forma for January 1, 2009 – September 30, 2009	$15,460,671	$2,570,903

Supplemental pro forma in Revenue:

Revenue	BSST	TRIT Group	Elimination	Combined
January 1, 2010 – September 30, 2010	$8,378,423	$25,569,144	$(3,666,360)	$30,281,207
January 1, 2009 – September 30, 2009	$6,016,778	$10,905,169	$(1,461,276)	$15,460,671

Supplemental pro forma in Earnings:

Earnings	BSST	TRIT Group	Elimination	Combined
January 1, 2010 – September 30, 2010	$250,334	$4,238,691	$(136,363)	$4,352,662
January 1, 2009 – September 30, 2009	$45,358	$2,525,545	$—	$2,570,903

Tri-Tech Holding Inc. and Subsidiaries

Notes To Consolidated Financial Statements

September 30, 2010 and 2009

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

The Company recognizes revenue from the sales of software products, support contracts and services in accordance with SOP No. 97-2 (ASC No.985), “Software Revenue Recognition” and SOP 81-1 (ASC No. 605). For software sales with no significant post-shipment obligations and no uncertainty about customer acceptance, the Company recognizes revenue on delivery of software to the customer. The Company recognizes revenues for software sales with significant post-shipment obligations, including the production, modification, or customization of software, by the percentage-of-completion method, with progress to completion measured on the basis of milestone completion, labor costs incurred currently versus the total estimated labor cost of performing the contract over its term, or other factors appropriate to the individual contract of sale. For the three and nine months ended September 30 2010 and 2009, no software sales with significant post-shipment obligations occurred.

NO post-contract customer support (“PCS”) arrangements are included in the software sales.

Tri-Tech Holding Inc. and Subsidiaries

Notes To Consolidated Financial Statements

September 30, 2010 and 2009

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

The Company records revenue in excess of billings as “unbilled revenue”. The Company records billings in excess of revenues as “billings in excess of revenue”. The Company expects all billed and unbilled amounts to be collected within one year except for the contract mentioned below which has been classified in long-term assets on the consolidated balance sheets as of September 30, 2010 and December 31, 2009.

The Company obtained several contracts with the billing cycle over three years in 2009 and 2010. The discounted revenue is recorded and the discount rate is the 3-year nominal interest rate of 5.4%, set by the PRC Central Bank.

Cost of revenues (exclusive of depreciation and amortization)

Cost of revenues (exclusive of depreciation and amortization) includes material and equipment costs, transportation costs, labor costs, processing costs, packaging costs, quality inspection cost, quality control costs, sales tax. Cost of revenues also includes inbound freight charges, purchasing and receiving costs and inspection costs where those types of costs occur.

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

Research and development costs recorded in general and administrative expenses were $106,791 and $61,552 during the three months ended September 30, 2010 and 2009. The expenses were $199,702 and $169,341 during nine months ended September 30, 2010 and 2009. No research and development expenses were capitalized in that period respectively. We do not pass along research and development expenses directly or indirectly to our customers.

Tri-Tech Holding Inc. and Subsidiaries

Notes To Consolidated Financial Statements

September 30, 2010 and 2009

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

Translation adjustments amounted to $1,046,556 and $377,097 as of September 30, 2010 and December 31, 2009, respectively. The Company translated balance sheet amounts with the exception of equity at September 30, 2010 at RMB6.7011 to US$ 1.00 as compared to RMB 6.8282 to US$ 1.00 at December 31, 2009. The Company stated equity accounts at their historical rate. The average translation rates applied to income statement accounts for the three months ended September 30, 2010 and September 30, 2009 were RMB 6.7725 and RMB 6.8310, respectively. The average translation rates applied to income statement accounts for the nine months ended September 30, 2010 and September 30, 2009 were RMB 6.8068 and RMB6.8320, respectively.

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

Tri-Tech Holding Inc. and Subsidiaries

Notes To Consolidated Financial Statements

September 30, 2010 and 2009

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

Stock-based Compensation

The Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards, “Share-Based Payment” (ASC NOs.505,718).

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

We have granted 525,500 options to our key employees and 177,500 warrants to the placement agent in our IPO and to our investor relations consultant, all of which are included when calculating the diluted earnings per share. As of September 30, 2010, 170,000 warrants had been exercised at a price equal to $8.10 per share.

During the first financing after IPO (refer to Note 1), the company has also agreed to issue the underwriters a warrant to purchase a number of common shares equal to an aggregate of 10% of the common shares sold in the offering, excluding over-allotments. The warrants will have an exercise price equal to 145% of the offering price. As of September 30, 2010, the above mentioned matters have completed.

The Company has repurchased aggregation of 21,100 ordinary shares by the end of September 30, 2010.

Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in equity except those resulting from investments by owners and distributions to owners. The Company has chosen to report comprehensive income (loss) in the statements of income and comprehensive income.

Financial Instruments

The Company carries the carrying value of financial instruments, which consists of cash and cash equivalents, accounts receivable, accounts payable and other payables at cost, which approximates fair value due to the short-term nature of these instruments. The Company does not use derivative instruments to manage risks.

Tri-Tech Holding Inc. and Subsidiaries

Notes To Consolidated Financial Statements

September 30, 2010 and 2009

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

After May 2010, FASB issued several ASUs-ASU-20 through ASU-26, which do not require adoption until a future date are not expected to have a material impact on the consolidated financial statement upon adoption.

3. Accounts Receivable, Net

Based on the Company’s valuation review, management believes the net balance on each balance sheet date herein was collectable.

Tri-Tech Holding Inc. and Subsidiaries

Notes To Consolidated Financial Statements

September 30, 2010 and 2009

The gross accounts receivable and bad debt provision as at September 30 2010 and December 31 2009 are as follows:

	September 30, 2010 (Unaudited)	December 31, 2009
Accounts receivable, gross	$13,511,075	$4,394,730
Less bad debt provision	(475,397)	(56,491)

Accounts receivable, net	$13,035,678	$4,338,239

The following analysis details the changes in the Company’s allowances for doubtful accounts:

	September 30, 2010 (Unaudited)	December 31, 2009
Balance at beginning of the year	$56,491	$62,286
Increase in allowances during the period	430,874	1,380
Write-offs during the period	(11,968)	(7,175)

Balance at the end of the year	$475,397	$56,491

4. Inventories

Inventories consisted of the following:

	September 30, 2010 (Unaudited)	December 31, 2009
Raw materials	$1,080,952	$140,048
Finished goods	616,775	360,152
Project work-in-progress	3,095,912	1,073,124

Totals	$4,793,639	$1,573,324

The Company reviews its inventory periodically for possible obsolete goods and to determine if any reserves are necessary for potential obsolescence. As of September 30, 2010 and December 31, 2009, the Company determined that no more reserves were necessary.

5. Deposits on Projects

Deposits on Projects consisted of the following:

	September 30, 2010 (Unaudited)	December 31, 2009
Current:
Contract deposit	$691,466	$523,505
Bidding deposit	658,101	61,648

Totals	$1,349,567	$585,153

Long-term:
Contract deposit	$14,806	$—
Bidding deposit	—	—

Totals	$14,806	$—

Tri-Tech Holding Inc. and Subsidiaries

Notes To Consolidated Financial Statements

September 30, 2010 and 2009

Contract deposits are paid to customers for promising the service or products will be properly and timely provided. Bidding deposits are paid as a deposit for involving in the bidding process. The current portion of deposits will be utilized within one year. The deposits to be utilized within two years is reclassified as long term deposit.

6. Plant and Equipment, Net

Plant and equipment consist of the following:

	September 30, 2010 (Unaudited)	December 31, 2009
Transportation equipment	$640,253.	$308,042
Office equipment	330,591	206,674
Furniture	224,167	13,986

Total plant and equipment	1,195,011	528,702
Less accumulated depreciation	(408,479)	(154,693)

Plant and equipment, net	$786,532	$374,009

The depreciation expense for the three months ended September 30, 2010 and 2009 amounted to $37,085 and $17,330, respectively. The depreciation expense for the nine months ended September 30, 2010 and 2009 amounted to $73,942 and $37,333, respectively.

7. Intangible asset, Net

Intangible asset mainly represents patents, software and customer relationship. Patents were invested as capital contribution by the minority shareholder of Tranhold and the majority shareholder of Yanyu and were recorded at appraisal value as stipulated by local regulatory authority. Software was purchased from third parties at the acquisition cost. In January 2010, Yanyu acquired 5 software products, which include BlueSky (large region environmental management system), Skylon MCMS V1.0 (mobile web management system), Skylon DLMS V1.0 (database management system), pollution reduction checking assistant, water pollution control infrastructure, and hired its associated software R&D persons, simultaneously. This purchase involves $293,000. The actual payment is recorded as the cost of software for the acquired software. The Company added two software of $1,853,427 and customer relationship of $649,147 through consolidating of BSST since August 2010.

Tri-Tech Holding Inc. and Subsidiaries

Notes To Consolidated Financial Statements

September 30, 2010 and 2009

All the intangible assets have definite lives, and are amortized on a straight-line basis over their expected useful economic lives. The original costs and accumulated amortization as at September 30 2010 and December 31 2009 are as follows:

	September 30, 2010 (Unaudited)	December 31, 2009
Intangible asset	$4,577,680	$1,425,559
Less accumulated amortization	(1,057,539)	(627,705)

Intangible asset, net	$3,520,141	$797,854

According to ASC 845-10-S99, transfers of nonmonetary assets to a company by its promoters or shareholders in exchange for stock prior to or at the time of the company’s initial public offering normally should be recorded at the transferors’ historical cost basis determined under GAAP. The net book value of the patents invested by the majority shareholders of Yanyu was $522,606 as of September 30, 2010 which only accounted for 0.7% of its total assets as of September 30, 2010; therefore, the effect from the inclusion of the contributed patents at its fair value instead of historical cost was immaterial.

The amortization expense for the three months ended September 30, 2010 and 2009 amounted to $56,883 and $12,718, respectively. The amortization expense for the nine months ended September 30, 2010 and 2009 amounted to $94,634 and $38,116, respectively.

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

9. Accounts payable and cost accrual on projects

This account contains the accounts payable to suppliers and accruals of costs incurred in the projects in accordance with the percentage of completion method. Accounts payable to suppliers is $1,294,604 and 933,649 as of September 30, 2010 and December 31, 2009 respectively. Cost accrual on projects is $10,842,489 and $2,433,407 as of September 30, 2010 and December 31, 2009, respectively.

10. Long-term liabilities

Long-term liabilities consisted of the following:

	September 30, 2010 (Unaudited)	December 31, 2009
Current portion:	$25,932	$—
Long-term portion:	—	58,171

Totals	$25,932	$58,171

Tri-Tech Holding Inc. and Subsidiaries

Notes To Consolidated Financial Statements

September 30, 2010 and 2009

Company purchased transport equipment payable on installments, pursuant to the payment agreement, the remaining payments totally $25,932 will be repaid within 7 months at $3,705 per month from September 30, 2010, and presented as Current portion of long-term liabilities.

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

According to an approval document from the Beijing State Tax Bureau of Xicheng District, BSST was granted an income tax exemption in 2009 and an income tax rate of 15% is applied on the basis of being a high-tech company in 2009 and beyond.

Beginning January 1, 2008, the new Enterprise Income Tax (“EIT”) law replaced the existing laws for Domestic Enterprises (“DES”) and Foreign Invested Enterprises (“FIEs”).

The key changes are:

a.	The new standard EIT rate of 25% will replace the 33% rate currently applicable to both DES and FIEs, except for high-tech companies which have a reduced rate of 15%;

Tri-Tech Holding Inc. and Subsidiaries

Notes To Consolidated Financial Statements

September 30, 2010 and 2009

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

BSST has already certified as a high-tech enterprise under the new criteria in September 2010, it is subject to 15% income tax rate from January 1, 2010 to December 31, 2012.

The Company had paid income taxes $80,019 for the nine months ended September 30, 2010.

Yanyu had accumulated net operating losses of RMB 3,622,268 (approximately $532,154) for income tax purposes as of September 30, 2010. These net operating losses can be carried forward for 5 years to reduce future years’ PRC taxable income. Tranhold had accumulated net operating losses of RMB 959,403 (approximately $140,947) for income tax purposes as of September 30, 2010. These net operating losses can be carried forward for 5 years to reduce future years’ PRC taxable income. These carry forwards will expire, if not utilized, beginning in 2011 and continue through 2016.

The Beijing Tax Bureau generally conducts annual audits of income tax by commissioning an accounting firm or tax auditing firm, although the tax bureau will do it by itself when they feel there is need to do so. No tax bureau audits have been performed on the subsidiary or VIEs in the PRC so far. Tax audits by auditing firms for TTB, Tranhold and Yanyu have been performed through, 2009. All subsidiaries and VIEs of the Company file their tax returns in accordance with the audit reports issued by the auditing firm.

Tri-Tech Holding Inc. and Subsidiaries

Notes To Consolidated Financial Statements

September 30, 2010 and 2009

The provision for income tax expense (benefit) from continuing operations consists of the following:

	For the Three Months Ended September 30,
	2010 (Unaudited)	2009 (Unaudited)
Current:
PRC	$605,256	$314,371
Deferred:
PRC	—	—

Total income tax expense (benefit)	$605,256	$314,371

	For the Nine months Ended September 30,
	2010 (Unaudited)	2009 (Unaudited)
Current:
PRC	$1,024,676	$450,466
Deferred:
PRC	—	—

Total income tax expense (benefit)	$1,024,676	$450,466

Significant components of the Company’s net deferred tax assets/(liabilities) are as follows:

	September 30, 2010 (Unaudited)	December 31, 2009
Deferred tax assets:
Net operating loss carry forwards	—	140,814
Deferred tax liabilities:
Revenue recognition based on percentage of completion	—	282,292

Total net deferred tax assets (liabilities)	$—	$(141,478)

Income Tax Reconciliation for three months ended September 30, 2010 and 2009 are as follows:

	For the Three Months Ended September 30,
	2010 (Unaudited)	2009 (Unaudited)
PRC federal statutory tax rate	25%	25%
Taxable income	2,846,751	1,386,709
Computed expected income tax expense	711,688	346,677
Effect of tax holidays	(106,432)	(32,306)

Income tax expense (benefit)	605,256	314,371

Tri-Tech Holding Inc. and Subsidiaries

Notes To Consolidated Financial Statements

September 30, 2010 and 2009

Income Tax Reconciliation for nine months ended September 30, 2010 and 2009 are as follows:

	For the Nine months Ended September 30,
	2010 (Unaudited)	2009 (Unaudited)
PRC federal statutory tax rate	25%	25%
Taxable income	5,524,552	2,988,463
Computed expected income tax expense	1,381,138	747,116
Effect of tax holidays	(356,462)	(296,650)

Income tax expense (benefit)	1,024,676	450,466

12. Equity

On September 9, 2009, the Company completed its initial public offering (“IPO”) of 1,700,000 common shares at $6.75 per share. In order to mitigate some of the risk of valuing the Company on a forward-looking basis, each of the founders of TRIT placed into escrow, on a pro rated basis, that number of common shares that was equal to 20% of the number of shares sold in the IPO (“Founders’ Shares”) or 340,000 shares. If TRIT’s 2009 EPS equaled or exceeded $0.7205 (calculated before the effects of the expenses related to Warrants, Options and escrow shares, and with the assumption as indicated above), then the Founders’ Shares were to be released to the Founders from escrow. Because the Founders’ Shares were escrowed as a condition of completing the IPO and were to be released to the Founders without regard to the shareholders’ continued employment if TRIT met the foregoing criteria, we have determined that no compensatory arrangement exists. Accordingly, we have accounted for the escrow shares as an element of the overall transaction and will not recognize any compensation expense upon the return of escrow shares to the Founders. If our Company did not meet the criteria for releasing the Founders’ Shares, then we were obligated to redeem the Founders’ Shares without payment, resulting in the reduction of TRIT shares outstanding. Basic EPS was $0.94 for fiscal year 2009, therefore the criteria were met and no accounting treatment was made accordingly.

On April 20 2010, the Company successfully issued additional 2,142,750 of the Company’s ordinary shares; on May 5, 2010, the Underwriters purchased an aggregate of 224,083 Overallotment Shares. The Offered Shares were sold to the public at a price of $14.00 per share.

On May 27, 2010, the Company announced the authorization of an ordinary share repurchase plan (the “Plan”). Under the Plan, the Company’s Board of Directors has authorized the repurchase of a number of the Company’s ordinary shares with an aggregate value of up to $8 million. In June and July 2010, The Company has authorized Merrill Lynch to repurchase of 21,100 ordinary shares by six times, and a Treasury Stock is recorded at cost method.

The company has also agreed to issue the underwriters a warrant to purchase a number of common shares equal to an aggregate of 10% of the common shares sold in the offering, excluding over-allotments. The warrants will have an exercise price equal to 145% of the offering price. As of September 30, 2010, the above mentioned matters have completed.

Tri-Tech Holding Inc. and Subsidiaries

Notes To Consolidated Financial Statements

September 30, 2010 and 2009

The Company has totally issued 260,000 ordinary shares at $8.98 per share with a total amount of $2,334,800 as one of the consideration to BSST, which was completed by September 15.

13. Warrants

On September 9, 2009, the Company issued to Anderson & Strudwick Incorporated 170,000 warrants, as a portion of the placement commission for the IPO. On the same day, the Company issued a total of 7,500 warrants to Hawk Associates Inc., the Company’s investor relations consultancy. The Company issued 177,500 warrants as of December 31, 2009 and September 30, 2010. All warrants can be exercised at a price equal to $8.10 per share, at any time on and after 180 days from the grant date. The expiration date for the warrants is September 9, 2014.

As of September 30, 2010, 170,000 warrants had been exercised at a price equal to $8.10 per share, which led to an increase in Common stock by $170 and Additional paid-in-capital by $1,376,830.

The fair value of each warrants award is estimated on the date of grant using a Black Scholes Model that uses the item noted in the following table.

Fair value per share (USD/share)	5.94
Exercise price (USD/share)	8.10
Risk free rate	2.74%
Dividend yield	0.00%
Expected term/Contractual Life (No. of Yrs)	5.0
Expected volatility	53.0%

(1)	Fair Value of Underlying Common Shares

With reference to Paragraph 17 ASC 718, a restricted stock discount was applied to price of the Company’s common shares to reflect the fact that the warrant holders are restricted from exercising the warrant within 180-days after its vesting date. When determining the restricted stock discount, the Black Scholes option model was used. Under the option-pricing method, the cost of put option, which can hedge the price change before the privately held share can be sold, was considered as a basis to determine the discount for lack of marketability. Based on the analysis, restricted stock discount of 12% was applied on the market price of our common share as of the warrant grant dates.

(2)	Exercise price

The exercise price of the warrant was determined by the Company’s board of directors.

Tri-Tech Holding Inc. and Subsidiaries

Notes To Consolidated Financial Statements

September 30, 2010 and 2009

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

The warrants expense for the placement agent was $402,900 as an IPO expense. The warrants expense for the investor relations firm recognized as general and administrative expenses for the year ended December 31, 2009 was $13,831, and $3,944 and $0 was recognized as general and administrative expenses for the nine months ended September 30, 2010 and 2009, respectively.

14. Options issued to employees

TRIT’s 2009 employee share option plan that was approved by shareholders permits the Company to offer up to 525,500 shares, options and other securities to its employees. On September 9, 2009, TRIT granted employee 525,500 stock options with an exercise price equal to $6.75 to its senior management and employees. The options will vest based on 5 years of continuous service and will have 10-year contractual terms from September 9, 2009. The options will vest over five years at a rate of 20% per year beginning in September 2010. Certain options provide for accelerated vesting upon a change in control (as defined in the employee share option plan). The company had issued 525,500 stock options on December 31, 2009 and September 30, 2010.

The fair value of each option award is estimated on the date of grant using a Black Scholes Model that uses the item noted in the following table.

Fair value per share (USD/share)	6.75
Exercise price (USD/share)	6.75
Risk free rate	2.74%
Dividend yield	0.00%
Expected term/Contractual Life (No. of Yrs)	6.5
Expected volatility	50.0%

Tri-Tech Holding Inc. and Subsidiaries

Notes To Consolidated Financial Statements

September 30, 2010 and 2009

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

The fair value of options on the grant-date of September 9, 2009 was $3.53 per share. The total fair value of options was $1,855,015. None of options is vested under the employee share option plan as of December 31, 2009. As of September 30, 2010, 105,100 number of shares are vested.

The Company recognized compensation cost for awards with graded vesting on a straight-line basis over the requisite service period for the entire award. The total option compensation expense recognized for the year ended December 31, 2009 was $114,858, and another $1,740,157 will be recognized as general and administrative expense over the next 1,712 days. $93,513 and $0 were recognized as expenses for the three months ended September 30, 2010 and 2009; $277,490 and $0 were recognized as expenses for the nine months ended September 30, 2010 and 2009.

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

Tri-Tech Holding Inc. and Subsidiaries

Notes To Consolidated Financial Statements

September 30, 2010 and 2009

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

	For the three Months Ended September 30,
	2010 (Unaudited)	2009 (Unaudited)
Net income attributable to Tri-Tech Holding Inc	$2,243,698	$1,073,611
Weighted-average shares of common stock used to compute basic net income per share	7,817,085	3,924,565
Effect of dilutive common stock equivalents:
Dilutive effect of warrants	2,628	7,069
Dilutive effect of employee stock options	108,021	22,788

Shares used in computing diluted net income per common share	7,927,734	3,954,422

Basic net income per common share	$0.29	$0.27
Diluted net income per common share	$0.28	$0.27

	For the Nine Months Ended September 30,
	2010 (Unaudited)	2009 (Unaudited)
Net income attributable to Tri-Tech Holding Inc	$4,482,900	$2,525,545
Weighted-average shares of common stock used to compute basic net income per share	6,789,604	3,679,542
Effect of dilutive common stock equivalents:
Dilutive effect of warrants	2,628	2,382
Dilutive effect of employee stock options	108,021	7,679

Shares used in computing diluted net income per common share	6,900,253	3,689,603

Basic net income per common share	$0.66	$0.69
Diluted net income per common share	$0.65	$0.68

Tri-Tech Holding Inc. and Subsidiaries

Notes To Consolidated Financial Statements

September 30, 2010 and 2009

16. Commitments and Contingencies

Operating Leases

As of September 30, 2010, the Company had commitments under certain operating leases, requiring annual minimum rentals as follows:

2010	$117,948
2011	559,691
2012	545,030
2013	377,883
2014	107,484

Total	$1,708,036

The leased properties are principally located in the PRC and are used for administration and research and development purposes. The terms of these operating leases varied from one to five years. Pursuant to contracts, when the contracts are expired, we have the rights to extended them with new negotiated prices. The leases are renewable subject to negotiation. Rental expenses were $111,034 and $40,032 for the three months ended September 30, 2010 and September 30, 2009, respectively. Rental expenses were $251,700 and $124,888 for the nine months ended September 30, 2010 and September 30, 2009, respectively.

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

17. Certain Significant Risks and Uncertainties

Cash includes cash on hand and demand deposits in accounts maintained with state owned banks within the PRC. Total cash in these banks at September 30, 2010 and December 31, 2009, amounted to $29,064,765 and $7,171,464, respectively, of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

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

Tri-Tech Holding Inc. and Subsidiaries

Notes To Consolidated Financial Statements

September 30, 2010 and 2009

The Company has one major customer who represented approximately 26.0% of the Company’s sales for the nine months ended September 30, 2010. The long-term unbilled revenue balance with this customer is $7,724,285 as of September 30, 2010. No other customers represented more than 10% of the Company’s sales for the nine months ended September 30, 2010, and no customers represented more than 10% of the Company’s sales for the nine months ended September 30, 2009. There is one customer who represented more than 10% of the Company’s sales for the third quarter of year 2010, 45.3%. The long-term unbilled revenue balance with this customer is $7,724,285 as of September 30, 2010. There are two customers who represented more than 10% of the Company’s sales for the third quarter of year 2009, collectively 32.4%, the accounts receivable balance with the two customers are $1,872,237 as of September 30, 2009.

18. Related Party Transactions

An administrative officer of the Company leased his personal property to Tranhold as its branch office in Beijing. The monthly rent is $4,395, which approximates an average of market price, from January 1, 2009 to December 31, 2010. After the Company moved into the new office since September 2010, such transaction was no longer existed and thus no additional fees needed to pay.

19. Retirement Plan

The Company and its subsidiaries are required to participate in a central pension scheme operated by the local municipal government. The Company is required to contribute approximately 20% of its payroll costs, subject to certain caps with reference to average municipal salary, to the central pension scheme. The Company charges contributions to its income statement as they become payable in accordance with the rules of the scheme. The aggregate contributions of the Company to retirement benefit schemes amounted to $36,577 and $14,498 for the three months ended September 30, 2010 and September 30, 2009;$92,336 and $40,163 for the nine months ended September 30, 2010 and September 30, 2009, respectively.

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

Tri-Tech Holding Inc. and Subsidiaries

Notes To Consolidated Financial Statements

September 30, 2010 and 2009

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

For the three months and nine months ended September 30, 2010 and 2009, the Company made no appropriations to statutory reserves.

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

Tri-Tech Holding Inc. and Subsidiaries

Notes To Consolidated Financial Statements

September 30, 2010 and 2009

Segment 3: Industrial Pollution Control and Safety

Provide systems for VOC abatement, odor control, water and wastewater treatment, water recycling facilities design, engineering, procurement and construction for oil, gas, petrochemical and power industries; , safety and clean production technologies for oil, gas exploration and pipeline.

	For the quarter ended September 30, 2010 (Unaudited)
	Segment 1 Water, Wastewater Treatment and Municipal Infrastructure	Segment 2 Water Resource Management System and Engineering Service	Segment 3 Industrial Pollution Control and Safety	Total

Revenues	$10,855,076	$1,239,850	$4,774,442	$16,869,368
Cost of revenues (exclusive of depreciation and amortization expenses shown separately below):	7,902,411	977,190	3,502,511	12,382,112
Operating expenses:
Depreciation and amortization expenses	18,372	26,618	48,978	93,968
Other operating expenses	1,025,410	300,257	276,525	1,602,192
Total operating expenses	1,043,782	326,875	325,503	1,696,160
Other income (loss), net	71,118	(541)	(14,922)	55,655
Income before income taxes and noncontrolling interest	$1,980,001	$(64,756)	$931,506	$2,846,751

Tri-Tech Holding Inc. and Subsidiaries

Notes To Consolidated Financial Statements

September 30, 2010 and 2009

	For The Quarter Ended September 30, 2009 (Unaudited)
	Segment 1 Water, Wastewater Treatment and Municipal Infrastructure	Segment 2 Water Resource Management System and Engineering Service	Total

Revenues	$3,797,872	$1,112,961	$4,910,833
Cost of revenues (exclusive of depreciation and amortization expenses shown separately below):	2,308,345	681,743	2,990,088
Operating expenses:
Depreciation and amortization expenses	17,506	12,543	30,049
Other operating expenses	346,658	203,840	550,498
Total operating expenses	364,164	216,383	580,547
Other (expenses) income, net	(2,849)	49,360	46,511
Income before income taxes and noncontrolling interest	$1,122,514	264,195	$1,386,709

	For the Nine Months ended September 30, 2010 (Unaudited)
	Segment 1 Water, Wastewater Treatment and Municipal Infrastructure	Segment 2 Water Resource Management System and Engineering Service	Segment 3 Industrial Pollution Control and Safety	Total

Revenues	$17,668,651	$4,909,340	$6,632,269	$29,210,260
Cost of revenues (exclusive of depreciation and amortization expenses shown separately below):	11,929,209	3,110,261	4,912,439	19,951,909
Operating expenses:
Depreciation and amortization expenses	53,315	64,358	50,903	168,576
Other operating expenses	2,038,115	1,192,231	468,225	3,698,571
Total operating expenses	2,091,430	1,256,589	519,128	3,867,147
Other income, net	86,843	54,577	(8,072)	133,348
Income before income taxes and noncontrolling interest	$3,734,855	$597,067	$1,192,630	$5,524,552

Tri-Tech Holding Inc. and Subsidiaries

Notes To Consolidated Financial Statements

September 30, 2010 and 2009

	For the Nine Months Ended September 30, 2009 (Unaudited)
	Segment 1 Water, Wastewater Treatment and Municipal Infrastructure	Segment 2 Water Resource Management System and Engineering Service	Total

Revenues	$6,806,977	$4,098,192	$10,905,169
Cost of revenues (exclusive of depreciation and amortization expenses shown separately below):	3,845,232	2,691,212	6,536,444
Operating expenses:
Depreciation and amortization expenses	36,968	38,481	75,449
Other operating expenses	907,244	462,870	1,370,114
Total operating expenses	944,212	501,352	1,445,563
Other income, net	(2,778)	68,079	65,301
Income before income taxes and noncontrolling interest	$2,014,755	$973,708	$2,988,463

Tri-Tech Holding Inc. and Subsidiaries

Notes To Consolidated Financial Statements

September 30, 2010 and 2009

Assets by segment

The Company evaluates its assets by segment to generate information needed for internal control, resource allocation and performance assessment. This information also helps management to establish a basis for asset realization, determine insurance coverage, assess risk exposure, and meet requirements for external financial reporting.

Segment assets of the Company are as follows:

	As of September 30, 2010 (Unaudited)
	Segment 1 Water, Wastewater Treatment and Municipal Infrastructure	Segment 2 Water Resource Management System and Engineering Service	Segment 3 Industrial Pollution Control and Safety	Total
Segment Assets	$54,833,587	$3,737,350	$17,334,189	$75,905,126

	As of December 31, 2009
	Segment 1 Water, Wastewater Treatment and Municipal Infrastructure	Segment 2 Water Resource Management System and Engineering Service	Segment 3 Industrial Pollution Control and Safety	Total
Segment Assets	$10,952,971	$13,237,317	$—	$24,190,288

22. Subsequent Event

Management has considered all events and transactions that occurred after September 30, 2010 and through the date of this report, and has determined the following subsequent events require disclosure in the consolidated financial statements during this period.

On October 15, the Company signed an international distribution, services and cooperation agreement with HTI, an Oregon-based manufacturer of the world’s only forward osmosis membranes, modules and systems.

On October 28, the Company signed a letter of intent for a $15 million line of credit with the Beijing Branch of the Bank of Hangzhou.