Form 10-K
period 2010-12-31
Tri-Tech Holding, Inc.
filed 2011-03-29
CIK 1460801

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2010

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

16th Floor of Tower B, Renji Plaza,

101 Jingshun Road, Chaoyang District

Beijing 100102 China

(Address of principal executive offices and zip code)

+86 (10) 5732 3666

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Ordinary Shares, $0.001 par value per share	NASDAQ Capital Market

Securities registered under Section 12(g) of the Exchange Act: None

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the ordinary shares, $0.001 par value per share (“Shares”), of the registrant held by non-affiliates on June 30, 2010 was $39,236,600, based on a closing price of $8.13 per share and 4,826,150 shares held by non-affiliates on that date.

The Company is authorized to issue 30,000,000 Shares. As of the date of this report, the Company has 8,145,533 Shares issued and 8,124,433 Shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

This Form 10-K incorporates the registration statement filed with the Commission on January 8, 2010, as amended (file no. 333-164273) (the “Registration Statement”), and prospectus filed pursuant to Rule 424(b)(3) of the Securities Act of 1933 (the “Securities Act”) on April 16, 2010 (the “Prospectus”).

TRI-TECH HOLDING INC.

FORM 10-K

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The Company has made statements in this annual report that constitute forward-looking statements. Forward-looking statements involve risks and uncertainties, such as statements about its plans, objectives, expectations, assumptions or future events. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “should,” “could” and similar expressions. These statements involve estimates, assumptions, known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from any future results, performances or achievements expressed or implied by the forward-looking statements.

Examples of forward-looking statements include:

•	projections of revenue, earnings, capital structure and other financial items;

•	statements of the Company’s plans and objectives;

•	statements regarding the capabilities and capacities of its business operations;

•	statements of expected future economic performance; and

•	assumptions underlying statements regarding the Company or its business.

The ultimate correctness of these forward-looking statements depends upon a number of known and unknown risks and events. Many factors could cause the Company’s actual results to differ materially from those expressed or implied in its forward-looking statements. Consequently, you should not place undue reliance on these forward-looking statements.

The forward-looking statements speak only as of the date on which they are made, and, except as required by law, the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

In addition, the Company cannot assess the impact of each factor on its business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

Overview

Tri-Tech Holding Inc. (the “Company”) is a leading provider of integrated solutions to China’s water resource management and environmental protection industries. Headquartered in Beijing, China, the Company currently has 250 employees among its eight subsidiaries: (1) Tri-Tech International Investment, Inc. (“TTII”), (2) Tri-Tech (Beijing) Co., Ltd. (“TTB”), (3) Beijing Satellite Science & Technology Co. (“BSST”), (4) Ordos Tri-Tech Anguo Investment Co., Ltd. (“TTA”), (5) Tianjin Baoding Environmental Technology Co., Ltd. (“TBD”), (6) Tranhold Environmental (Beijing) Tech Co., Ltd. (“Tranhold”), (7) Beijing Yanyu Water Tech Co., Ltd. (“Yanyu”) and (8) Tri-Tech Infrastructure LLC, a Delaware limited liability company located in the United States (“TIS”). Since its incorporation in 2002, the Company has successfully implemented more than 500 projects in 30 provinces, municipalities and autonomous regions throughout China.

The Company aims to provide reliable, workable solutions to complex environmental challenges faced by governments and private enterprises. Its major clients are a combination of government agencies, municipalities, and industrial companies located throughout China. Its strategy for maintaining a leading position in the China market is to earn positive customer recognition, to continually improve its reputation in its industry and to strengthen its relationships with governmental agencies by providing diverse products based on proprietary technology, tailored projects and turnkey solutions to its diversified customer base.

The Company’s principal executive offices are located at 16th Floor of Tower B, Renji Plaza, 101 Jingshun Road, Chaoyang District, Beijing 100102 China. Its telephone number at this address is +86 (10) 5732-3666. Its ordinary shares are traded on the NASDAQ Capital Market under the symbol “TRIT.”

The Company’s Internet website, www.tri-tech.cn, provides a variety of information about the Company. Its annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K filed with the United States Securities and Exchange Commission (the “SEC”) are available, as soon as practicable after filing, at the investors’ page on its website, or by a direct link to its filings on the SEC’s free website.

Corporate History

The section of the Registration Statement and Prospectus entitled “Our Corporate Structure and History” is incorporated herein by reference.

Bankruptcy and Similar Proceedings

The Company has not been subject to any bankruptcy, receivership of similar proceedings.

Material Acquisitions and other Events

On August 6, 2010, the Company completed its acquisition of 100% of the equity interests in BSST. BSST is a consulting, engineering, design, system integration and project management services company specializing in the fields of control and instrument automation, safety and emergency response for the oil, gas and petrochemical industries.

The Company acquired 100% of the equity interest in BSST for total consideration in the amount of $3.8 million. The $3.8 million purchase price was comprised of $1.45 million in cash and $2.35 million in the Company’s ordinary shares.

Principal Products or Services and Their Markets

The three segments of the Company’s business are: (i) Water, Wastewater Treatment and Municipal Infrastructure, (ii) Water Resource Management System and Engineering Services, and (iii) Industrial Pollution

Control and Safety. Through its subsidiaries, the Company provides self-manufactured, proprietary and third-party products, system integration and other services in the fields of environmental protection, and water resource monitoring, development, utilization and protection. The Company designs water works and customized facilities for reclaiming and reusing water, sewage treatment and solid waste disposal for China’s municipalities and larger cities. These systems combine process equipment, software, controls and instruments, information management systems, resource planning and local and distant networking hardware that includes sensors, control systems, programmable logic controllers, and supervisory control and data acquisition systems. The Company designs systems that track natural waterway levels for drought control, monitor groundwater quality and assist governmental agencies in managing water resources. It also provides systems for volatile organic compound (“VOC”) abatement, odor control, water and wastewater treatment, water recycling facilities design, project engineering, procurement and construction for petroleum refineries, petrochemical and power plants as well as safety and clean production technologies for oil and gas field exploration and pipelines.

The Company’s business segments are grouped according to the types of services provided and the types of clients that use those services. The total sales and costs are accordingly divided into three segmented portions. The Company assesses each segment’s performance based on net revenues and gross profit on contribution margin. More detailed descriptions of the three reportable operating segments follow:

Segment 1: Water, Wastewater Treatment and Municipal Infrastructure

This segment includes projects involving municipal water supply and distribution, wastewater treatment and gray water reuse engineering, procurement and construction (EPC); build and transfer (BT); proprietary process control systems; process equipment integration, and proprietary odor control systems; and other municipal facilities engineering, operation management and related infrastructure construction projects. Two of the Company’s representative projects in this segment include the Ordos drinking water treatment plan, with a total contract value of $40 million, which was started in August 2010 and is expected to be completed in June 2011, and the Xinjiang Kuitun wastewater treatment project, expected to generate revenues of $6.2 million, which was started in June 2010 and is expected to be completed in September 2011.

Segment 2: Water Resource Management System and Engineering Service

This segment involves projects relating to water resource protection and allocation, flood control and forecasting, irrigation systems, related system integration, proprietary hardware and software products and similar ventures. Representative projects in this segment include the Gansu Longnan disaster alert system project, with a total contract value of $0.7 million, which commenced in May 2010 and is expected to be completed in June 2011; and the Sichuan water resource monitoring system project, with a total contract value of $0.4 million, which began in December 2010 and is expected to conclude in September 2011.

Segment 3: Industrial Pollution Control and Safety

Projects in this segment include systems for VOC abatement; odor control; water and wastewater treatment; the design, engineering, procurement and construction of water recycling facilities for oil, gas, petrochemical and power industries; and safety and clean production technologies for oil and gas exploration and pipeline.

Revenues by Segment

In 2010, the Company successfully met and exceeded its promised guidance with total revenues of $40.6 million and net income of $7.0 million. The table presented below shows the performance of each of the business segments for 2010. Segment 1 contributed 44% of the total revenues; segment 2 contributed 12%; and segment 3 contributed the remaining 44%.

	Year Ended December 31, 2010
	Segment 1:	%	Segment 2:	%	Segment 3:	%	Total	%
System integration	$18,320,164	96%	$3,275,202	60%	$17,225,824	91%	$38,821,190	89%
Hardware products	$6,629	0%	$1,670,374	31%	$1,525,315	8%	$3,202,318	7%
Software products	$794,014	4%	$517,195	9%	$200,000	1%	$1,511,209	4%

Total revenues	$19,120,807	44%	$5,462,771	12%	$18,951,139	44%	$43,534,717	100%

Backlog and Pipeline for 2011

For the year 2011, with a strong backlog, the Company anticipates that its revenues will reach a range of $69 million to $80 million. Its net income will likely be between $11 million and $12.8 million. Assuming the number of total outstanding shares remains at 8,124,433, the Company expects earnings-per-share to range from $1.35 to $1.58.

The Company’s backlog represents the amount of contract work remaining to be completed, that is, revenues from existing contracts and work in progress expected to be recorded in 2011, based on the assumption that these projects will be completed on time according to the project schedules. As of December 31, 2010, the Company had a total backlog of $59.6 million, including $52.3 million in Segment 1 and the remaining $7.3 million in Segment 2 ($1 million) and Segment 3 ($6.3 million).

The Company is currently expecting potential projects in the pipeline with a total expected value of $89.7 million, of which approximately $58.1 million is for Segment 1, $18.3 million for Segment 2 and $13.3 million for Segment 3.

Factors Affecting the Company’s Results of Operations – Generally

The Company believes the most significant factors that directly or indirectly affect its sales revenues and net income include:

•	the changes in China’s macro-economic environment, government strategies and policies, industrial development and planning;

•

the amount of spending by Chinese central and provincial governments in water resource management, including surface and groundwater monitoring, flood control and mitigation, flood forecasting, water quality monitoring and assessment, and water resource management decision making systems;

•	the amount of investment by Chinese central and local governments in municipal wastewater management, including sewer pipelines and sewage treatment, water reuse and odor control;

•	the approved and promoted new government environmental laws and regulations which require Chinese companies to invest in pollution control;

•	the Company’s capabilities and competencies including innovative technologies and applications, industrial experience and customer base, core competitive advantages, market shares and revenues; and

•	the availability and required terms of funding for the Company’s working capital.

Historically, the Company’s business growth has been driven primarily by an increase in the number of customers and projects. The complexity and scale of the projects have grown from those involving single pieces of equipment to projects involving comprehensive systems as well as general contracting for complete solutions. The Company now undertakes projects to design and build entire treatment plants and complicated flood monitoring and forecasting systems for river basins. Due to China’s increasing urbanization and growing economy, the Company expects that it will continue to earn a substantial majority of revenues from its products and services in water resource management and municipal wastewater treatment.

In the first quarter of 2010, the Company set up a new business segment focusing on industrial pollution control and safety. This segment began to generate considerable revenues during the second quarter of 2010.

The Company plans to continually focus its resources on expanding its business to areas outside of its current base of operation in China and on increasing its market share in the regions it serves. In addition, the Company will allocate its resources to innovate its technology, to develop applications, to improve its larger project execution capabilities and to market its brand to customers.

Through a successful follow-on public offering which closed on April 20, 2010, the Company received net proceeds of approximately $30.2 million. It is using the net proceeds of such offering for product research and development, expansion of sales and marketing capabilities, and acquisition and merger opportunities.

Macro-Economic Factors and Business Trends

China’s gross domestic product (“GDP”) continued to grow rapidly in 2010. According to the China State Bureau of Statistics, China’s GDP totaled RMB 39.8 trillion (or $6.1 trillion) for 2010, an increase of 10.3% over 2009. The growth rate increased by 1.1% compared to 2009. The GDP growth rates for the first, second, third and fourth quarters of 2010 were 11.9%, 10.3%, 9.6% and 9.8%, respectively, from the levels in the same periods in 2009. The rate of increase declined somewhat quarterly through the year 2010, indicating a moderate slowing in the rate of expansion of the Chinese economy. The Company believes the growth rates primarily reflect active industry structural readjustments such as aggressive energy conservation, emission reduction and elimination of backward production capacity.

In addition, industrial production and fixed asset investment (“FAI”) in China continued to grow during 2010. The industrial production growth rate was 15.7% during 2010, an increase of 4.7% compared to the same period in 2009. In particular, the industrial production growth rates for the first, second, third and fourth quarters of 2010 were 19.6%, 15.9%, 13.5% and 13.3%, respectively, indicating a modest slowdown in the rate of growth. By region, the industrial production growth rates for East China, Central China and West China in 2010 were 14.9%, 18.4% and 15.5%, respectively. The FAI growth rate was also high during 2010. The overall FAI reached RMB 27.8 trillion (or $4.2 trillion) in 2010, an increase of 23.8% over the same period in 2009. In particular, urban FAI was RMB 24.1 trillion (or $3.7 trillion), an increase of 24.5% over the same period in 2009. By region, urban FAI for East China, Central China and West China in 2010 were 22.8%, 26.9% and 26.2%, respectively.

The Company believes two major factors caused the modest slowdown in the rate of growth in economic indicators discussed above: (i) high growth rates resulting in a higher benchmark in 2009, and (ii) the central government’s control on overall FAI causing a decrease in the number of new projects for the first time, restricting FAI in the sectors with high energy consumption and high pollution.

Though China is affected by the current world economic situation, as well as the pressing tasks of the Chinese government to control high energy production capacity, regulate real estate and control the escalation of inflation, the Chinese government expects to maintain a growing economy in 2011. The total GDP for 2011 is expected to reach approximately 7%, according to the draft of the 12th Five-Year Plan released in early March 2011.

The Company expects that the investment in China’s environmental protection sector will continue to increase. Total spending in environmental protection sectors reached 1.35% of the total GDP during the 11th Five-Year Plan (2006-2010) ended December 31, 2010. During the 12th Five-Year Plan (2011-2015), total spending for the environmental protection sector is expected to reach RMB 3.1 trillion (or $470 billion), an increase of 121% over the 11th Five-Year Plan period. Expenditures in the 12th Five-Year Plan are expected to include RMB 1 trillion (or $150 billion) on operating costs for environmental facilities. The total spending is expected to reach 7-8% of GDP in 2015. The CAGR is expected to reach 15-20% for the next 15 to 20 years, according to the Deputy Minister of Environment Protection.

As of the end of 2010, China reached a capacity in municipal wastewater treatment of 103 million cubic meters per day, treating roughly 77% of total municipal wastewater before discharging it into natural water bodies.

Compared to an average 90% treatment rate in developed countries, China’s wastewater treatment level leaves room for approximately 13% growth, according to the 2010 Statistics Statement of National Economy and Social Development.

During the period covered by the 12th Five-Year Plan, the investment in water treatment will be allocated more towards small- to medium-sized towns and counties, according to the Ministry of Housing and Urban-Rural Development. The Company expects to see China’s investment in wastewater treatment shift increasingly from tier-one cities to tier-two cities and counties in Hubei, Xinjiang, Shanxi Provinces and the Inner Mongolia Autonomous Region. As a result, the Company believes the wastewater treatment market will remain strong. The 12th Five-Year Plan sets a goal of a 67% increase in wastewater treatment capacity. Finally, there are increasing efforts in restoring lakes and rivers.

Circular No. 1 of 2011 issued by the Chinese Central Government states that China will make great efforts to fundamentally improve water conservancy facilities in the next 5 to 10 years. The Central Government earmarked RMB 4 trillion (or $615 billion) over the next 10 years for water conservancy, including facilities of flood control and drought relief, safe drinking water in rural areas, water resources management information systems and other similar projects.

Based on the data shown above, the Company believes it is likely to continue its growth in 2011 and beyond because its business is poised to directly benefit from China’s increased investment in its water and environmental protection infrastructure as China focuses more on the sustainability of its economic growth.

New Opportunities in Business

Segment 1: Water, Wastewater Treatment and Municipal Infrastructure

The Ministry of Housing and Urban-Rural Development has outlined the following key points with regard to the wastewater treatment market in China:

•	on average, 8 new wastewater treatment plants start up each week in Chinese cities, adding capacity of 313,000 cubic meters per day.

•	36 large cities have a total of 353 wastewater treatment plants (“WWTPs”) with a total capacity of 41 million cubic meters per day (average capacity 116,000 cubic meters per day).

•	6% of the cities have 23% of the plants, which in turn have 42% of the capacity.

•	50% of the remaining 76 cities yet to install wastewater treatment plants are found in provinces such as Heilongjiang, Jilin and Guangdong, where there are significant shortages of capital.

The Company is working to expand its geographical reach from its current base of operations to the rest of China, including Hubei, Shaanxi, Sichuan and Heilongjiang Provinces and the Inner Mongolia and Xinjiang Autonomous Regions. Its expansion strategy has had some immediate impact. So far, the Company obtained a $6 million contract for the upgrade and expansion of a wastewater treatment plant in Kuitun City of the Xinjiang Autonomous Region. The project will be financed by an Official Development Assistance (ODA) Loan under an agreement between China’s Ministry of Finance and Japan’s Bank for International Cooperation. This project is one of eleven Xinjiang Urban Environmental Comprehensive Improvement Projects approved by the Chinese government. This project includes the upgrade of a central wastewater treatment facility and the construction of a companion wastewater treatment plant with a target daily capacity of 60,000 cubic meters.

Due to the shortage of fresh water resources, the Chinese government requires all new power plants in China’s coastal areas to build seawater desalination plants simultaneously, to provide the processed water for the operation of power plants as well as for adjacent commercial and residential uses. By the end of 2010, the total capacity of seawater desalination increased to 500,000 cubic meters per day, or roughly 150 million cubic meters a year. The Company expects to participate in this potential market by leveraging its existing technologies in water treatment.

In its largest project to date, the Company has been engaged to construct a 96,000 cubic meters per day drinking water treatment plant for the city of Ordos in the Inner Mongolia Autonomous Region. The Company believes this project creates opportunities for it to pursue new projects in China’s municipal drinking water treatment markets. China’s national standards for drinking water, promulgated in 2006, are designed to improve drinking water safety for nearly 1.4 billion people. The standards are also notable in that:

•

Compared to the previous standards, the new standards increase the water quality monitoring parameters by 71 items, from 35 to 106 in microbial aspects, disinfection, chemical aspects, radiological aspects and acceptability aspects.

•

The new standards unify the urban and rural drinking water quality standards, a significant development because over 60% of the Chinese population lives in rural areas, compared with less than half in western countries.

•	The new standards adopted the best practices and methodologies from the drinking water quality standards of the World Health Organization, the European Union, the U.S., Japan and Russia.

In order for the entire country to comply fully with the new standards by the July 1, 2012 deadline, China must protect and improve the quality of its source water through reclamation of wastewater and reduction of pollutants discharged and percolated to natural water bodies. The Company believes this effort will require the application of the most advanced technologies, such as membrane technology, disinfection and online monitoring, to upgrade, retrofit or replace existing treatment facilities which use more traditional technologies.

Segment 2: Water Resources Management Systems and Engineering Services

Recently, southern provinces of China were devastated by severe drought. The Ministry of Water Resources approved expedited construction of the National Drought and Flood Control Command System (Phase II) which includes information acquisition systems, communication systems, networks systems and decision support systems.

During the summer of 2010, mountain torrents and debris flows occurred in several areas of China. According to a report by the Ministry of Water Resources (“MWR”), the government has undertaken 103 mountain torrent control county pilot projects and mandated the expansion of the pilot areas. The Company’s subsidiary, Yanyu, participated in such pilot projects in 19 out of the 103 pilot counties. Currently, the MWR is planning the national mountain torrent control county pilot projects Phase II.

According to a speech made by officials from the Ministry of Water Resources of China, evaluation of the mountain torrent control county pilot projects in 103 counties indicated positive results. Since the implementation of the pilot projects, 329 mountain torrents occurred in 61 of the 103 counties. With the forecasting and broadcasting systems implemented, 930,000 people were evacuated, avoiding approximately 44,000 human life losses and injuries. The government earmarked significant funding to continue the program throughout the country. Within the next three years, the mountain torrent forecasting and broadcasting systems will be implemented in 1,836 counties in 29 provinces, municipalities and autonomous regions, which cover 4.63 million square kilometers, or 40% of the total land area of China. More than 500 million people will benefit from these systems.

Five hundred counties are expected to install and implement the systems. Although the Company does not know the exact amount of total funding that will come from the government, based on its experience, an average of RMB 3 to 6 million ($0.4 to $0.9 million) for each county is a reasonable estimate, totaling RMB 1,500 to 3,000 million ($224 to $448 million). The Company has received contracts in 19 of those 103 counties.

In order for the Company to continue to pursue these opportunities, its management plans to maintain the Company’s existing market share and put together a comprehensive business implementation plan to include internal cash funding for its projects, secure large domestic bank financing, add personnel, establish additional new project offices in strategic geographic locations, increase production capacity of RTU and other equipment, develop a procurement plan, and enter into strategic partnerships with manufacturers where advantageous.

According to the hydrological station construction plan and targets of the MWR in the 12th-Five Year Plan, online monitoring for cross-boundary water volume and water quality of all major rivers will be achieved during the 12th-Five Year Period. The Company therefore expects that more government budget will be allocated to water volume and quality monitoring, water quality labs and portable testing devices.

Segment 3: Industrial Pollution Control and Safety

According to the World Bank Group, its private sector lending arm, the International Finance Corporation (IFC) currently is reviewing options in setting up a fund in China to help water companies invest in alternative projects. The new area entails the reuse or recycling of water and selling it to industry, generally to power plants, steel plants and the petro-chemical industry. The Company’s management believes there are significant opportunities in this area. The Company believes the IFC is considering a facility that would share risks with Chinese banks willing to lend money to water technology companies who are prepared to invest in improving water efficiency, including reuse schemes. The market in industrial wastewater treatment is estimated to be $18.9 billion for the next 5 years, according to the China Association of Environmental Protection Industry.

The petroleum and petrochemical industry is an industry with high energy consumption and high pollution. Currently this industry is faced with severe challenges with respect to its efforts to improve energy consumption, mainly due to lagging technologies in China. In recent years, the Chinese government has attached great importance to energy conservation, emission reduction and waste treatment for this industry. There is RMB 210 billion ($31.3 billion) of the RMB 4 trillion ($0.6 trillion) stimulus package announced by the government at the end of 2008 being spent in energy conservation and emission reduction for the petroleum and petrochemical industry. The Company believes the energy conservation environmental industry will experience high growth in the next 3 years under policies of expanding domestic demand and consumption.

In early 2010, the Company set up a new segment of business, Industrial Pollution Control and Safety. It completed several projects during the second quarter of 2010 in this segment, such as a turn-key air pollution control project of production facilities in Taicang, Jiangsu Province for its client, Interface, an Atlanta-based U.S. company and a worldwide leader in design, production and sales of environmentally-responsible modular carpet. It is actively working on several large projects in this sector, such as a VOC abatement Phase II project for the Rubber Plant of Yanshan Petrochemical Co. The Company completed the Phase I project in 2008 right before the 2008 Beijing Olympic Games.

In order to offer its products, systems and services to different fields by major industries such as the oil, gas and petrochemical industries, the Company recently completed its acquisition of Beijing Satellite Science & Technology Co. Ltd. (“BSST”). The acquisition has already generated positive results in the industrial pollution control market with various large companies, especially the automation of safety in the petroleum and petrochemical industry.

Strategies for Growth

Segment 1: Water, Wastewater Treatment and Municipal Infrastructure

The Company is actively working to expand its geographical reach from its base of operations near Beijing to the rest of China, including Hubei, Hunan, Ningxia, Inner Mongolia, Xinjiang, Shaanxi, Sichuan, and Heilongjiang Provinces and Autonomous Regions. It set up a branch office with six full-time employees in Wuhan, the capital of Hubei Province. In 2010, it set up sales or project offices in Chengdu, Sichuan Province, Ordos, the Inner Mongolia Autonomous Region, and Urumqi, the Xinjiang Autonomous Region.

The Company plans to continue expanding its capabilities from sub-contracting to prime contracting services. Since its inception, the Company has grown from a provider of system integration and hardware to a company capable of engineering, procurement and construction of municipal water, wastewater and solid waste disposal facilities. As it continues to grow, the Company intends to focus its business on larger projects.

Segment 2: Water Resources Management Systems and Engineering Services

The Company plans to further develop its water resource management services from partial management solutions to comprehensive management of large scale river basin projects. The Company believes that the Chinese government’s decision to initiate new programs and allocate significant investment for their implementation will offer the Company significant business opportunities. The Company expects that the current severe drought in Southwest China will accelerate investment in water conservancy.

The Company has invested significant resources to develop a large-scale water resources management software platform. The purpose is to consolidate its current independent, specialized software applications and platforms. The new software platform will have a whole set of features for comprehensive data collection, processing and analyzing, searching and reporting systems for real-time rainfall, and surface and groundwater quantity and quality and soil moisture data.

The Company also intends to invest resources to develop water quantity and water quality monitoring technologies and upgrade its proprietary products. The Company plans to introduce overseas advanced hydrological, water quantity and quality monitoring instruments for application development. The Company hopes to acquire domestic providers of water quantity and quality facilities. Its goal is to ensure that it keeps pace with development and automation in the water sector.

Segment 3: Industrial Pollution Control and Safety

The Company intends to strengthen its industrial pollution services for the energy sector such as the oil and petrochemical industry. While it has previously implemented air pollution control systems for the petrochemical industry, the Company also believes that there are significant business opportunities, such as water and wastewater treatment and process safety, in adjacent industries.

With the acquisition of BSST, the Company believes it will greatly benefit from the valuable market access and the existing client base of BSST in the oil, gas and petrochemical industries.

In addition to the traditional EPC business, the Company started to engage in the Build-and-Transfer (BT) business model. Its current BT project is the Ordos drinking water treatment plant. The BT model is a contractual arrangement where the project proponent undertakes the financing and construction of a given infrastructure or development facility and after its completion turns it over to the government agency or local government unit, which shall pay the proponent on an agreed schedule its total investment on the project, plus a reasonable rate of return thereon. This arrangement has been employed in the construction of many infrastructure and development projects in China, including critical facilities which, for security or strategic reasons, must be operated directly by the government. Under a BT contract, a developer or project company provides the financing for the project and receives in turn a medium- to long-term municipal payment obligation, typically 2 to 3 years in the case of Tri-Tech’s projects. Because the BT developer has taken most of the project execution and financial risk, the city is willing to pay a significant premium over the direct cost of the project. The BT developer receives an attractive rate of return for its deployed capital, enhanced rates of return if it can take advantage of payment accelerators (which generally means that the project was quickly successful for the city as well) and enhanced opportunities for follow-on projects that may be subject to less competitive bidding dynamics.

The Company is well positioned to explore the possibilities of the BT business model in the future, to help cities utilize new strategic and financing paradigms and to implement value-added solutions for the government agencies.

Potential Acquisitions of Complementary Businesses

In addition to natural business growth, the Company is selectively targeting acquisitions to further enhance its growth. In general, the markets in which it operates are highly fragmented with small competitors. The Company will consider acquiring other companies believed to add significant value to the business. These potential targets may have strong customer relations but limited market access, or they may possess specialized technologies, but their business size might not have reached the point to fully utilize their specialties. When evaluating potential acquisition targets the Company uses a disciplined, conservative approach to ensure the acquisitions are strategic and beneficial to its business. The Company is currently studying several acquisition possibilities and expects to close one or two cases in the near future.

Funding for Continuous Growth

Funding is a critical issue in maintaining the Company’s growth rate, especially when it is exploring potential projects using the BT business model. The Company is actively working with local Chinese banks for possible financial support. In addition to the credit line it has obtained from Bank of Hangzhou totaling $15 million, it continues to work with other major Chinese banks, such as ICBC and CITIC Bank, and expects to acquire more lines of credit to enable it to gain more project opportunities in the future. The lines of credit provide the Company with the ability to expand and grow in a non-dilutive manner, to strengthen its financial flexibility and to optimize its funding structure. The Company also plans to explore project financing approaches to support the BT business model.

Competition

The Company operates in a highly competitive industry characterized by rapid technological development and evolving industrial standards. Given the stimulus initiatives in China, it expects the competition to intensify as more companies enter the market, notwithstanding relatively high barriers to entry in the forms of the needs for technical expertise and funding.

The Company competes primarily on the basis of customer recognition and industry reputation, research and development strengths, comprehensive product offerings and a competitive pricing structure. The low cost it has been striving to achieve provides the Company with advantages in competing with international competitors. With local rivals, the Company’s superior technology ensures top quality and sustainable services. Its established nationwide distribution and customer service network and knowledge of local markets provide it with an advantage over international competitors who typically appoint only one distributor in the Chinese market who is responsible for selling and servicing their products. In addition, the Company provides a more comprehensive set of products than most of its international or local competitors. In order to maintain and enhance its competitive advantage, the Company must continue to focus on competitive pricing, technological innovation, being at the forefront of the market trends, as well as improving its proprietary manufacturing processes.

As a result of its leading position in the industry, the Company is actively participating in the drafting of industrial standards and guidelines with the China state ministries. The Company has participated in drafting Technical Standards and Guidelines of the Automatic Hydrologic Measuring & Report Systems for the Ministry of Water Resources as well as Technical Guidelines of the Municipal Sewage Treatment Plant Operation, Management and Safety for the Ministry of Construction. In addition, Yanyu, one of the Company’s subsidiaries, was awarded the “Brand with Most Growing Potential of the Water Industry in Year 2010,” as one of ten winners in the water industry country-wide during the 5th China (International) Water Summit Forum in November 2010, which was co-organized by the Chinese Hydraulic Engineering Society, the Water Expo and the Water Newspaper Organizing Committee.

Although the Company believes that its competitive strengths provide it with advantages over many of its competitors, some of its international competitors have stronger brand names, longer operating histories, longer or more established relationships with their customers, stronger research and development capabilities and greater marketing budgets and other resources. Most of the Company’s international competitors are substantially larger and have greater access to capital than the Company does. Some of its domestic competitors have stronger customer bases, better access to government authorities and stronger industry-based background.

Principal Suppliers

The Company’s suppliers vary from project to project. Often, they are specifically appointed by the clients. Most of the materials or equipment the Company purchases are not unique and are easily available in the market. The prices for those purchases, although increasing, are relatively consistent and predictable. A specific supplier might occupy a significant percentage of the Company’s total purchase at a certain time for a large contract. The dependence on a specific supplier usually ends when the project is completed. The Company does not rely on any single supplier for long term.

Customers and Marketing/Distribution Methods

The Company operates on a project basis, and this particular nature does not usually allow it to create a long term relationship with its customers. The Company negotiates with various government agencies, municipalities, industrial enterprises and/or their prime contractors in order to secure and undertake its various contracts. The Company’s major customers usually account for a certain percentage of its total sales. Its top five customers collectively represented approximately 50.2% and 29.6% of its total revenue for the years ended December 31, 2010 and December 31, 2009, respectively. Although the Company is dependent on its large clients to a certain degree, unlike other commercial businesses, its collectability for accounts receivables are relatively secure due to the nature of its client bases, i.e., government agencies or large state-owned enterprises.

Patents and Proprietary Rights

The Company has obtained additional 16 software copyrights in 2010. As of the end of the 2010, it has in total 23 software products and two product patents on in China.

Government Regulation and Approvals

As described in greater detail above in the Company’s discussion of business segments, government policies and initiatives in the various industries it serves have a considerable impact on the Company’s potential for growth. The Company generally undertakes projects for government entities and enterprises and must complete the projects in accordance with the terms of the contracts in which it enters with those entities.

Employees

In 2010, the Company made significant investment to strengthen its technical support team, research and development team, sales team and finance team. As of December 31, 2010, the Company had a total of 240 full time employees. As of March 2011, the Company had 250 full-time employees, of which 89 (38%) are in technical support representing an increase of 22 people from 67 in 2009, 19 (8%) are in research and development, an increase of 4 people from 15 in 2009, and 61 (26%) in sales department, an increase of 46 people from 15 in 2009. The headcount for finance increased from 8 to 26, which represents 11% of the Company’s total headcount. The Company’s teams are very stable compared to its peers. Most of its associates have been with the Company since the start-up.

Research and Development

The Company focuses its research and development efforts on improving its development efficiency and the quality of its products and services. As of March 2011, its research and development team consisted of 19 experienced researchers, engineers, developers and programmers. In addition, some of the support employees regularly participate in research and development programs. In the fiscal years ended December 31, 2010 and 2009, the Company spent $279,477 and $178,864, respectively, on research and development activities.

The Company invests significant resources in research and development for new products and advanced treatment processes. It established a new research and development facility, Tianjin Baoding Environmental Technology Co., Ltd. (“TBD”), in the Tianjin Baodi Economic Development Area. As the research and development base for the Company, TBD focuses on research and development, pilot testing, pre-installation/pre-assembly and manufacturing of the company’s proprietary products. For 2011, the Company budgeted $6 million for the first phase of the TBD construction. The prepayment for the land use right for 50 years for an area of 158,954.2 square meters, a consideration of RMB 35 million, or $5.28 million, has been made. The land use right is for 50 years starting January 18, 2011.

In addition, the Company also established cooperative relationships with several industrial companies in the U.S. and Europe. The technologies the Company is pursuing include MBR membrane technology, forward osmosis membrane technology, the latest ecological engineering for wastewater treatment and advanced solid-liquid separation technology.

In 2010, the Company entered into a license agreement for the new forward osmosis (FO) technology with Hydration Technology Innovations, LLC (HTI). The Company will construct and operate one or more FO pilot units incorporating the licensed technology. The Company is authorized and licensed to construct and operate such pilot units in both municipal and industrial sites for wastewater treatment testing, demonstration and evaluation. The Company is currently evaluating the market opportunities for HTI personal hydration products.

Enforceability of Civil Liabilities.

The section of the Registration Statement and the Prospectus entitled “Enforceability of Civil Liabilities” is incorporated herein by reference.

Item 1A.	Risk Factors.

The Company is not required to provide the information required by this Item because it is a smaller reporting company.

Item 1B.	Unresolved Staff Comments.

The Company is not required to provide the information required by this Item because it is a smaller reporting company.

Item 2.	Properties.

The Company’s primary office location is 15th and 16th Floor of Tower B, Renji Plaza, 101 Jingshun Road, Chaoyang District, Beijing 100102 China. The total rental space for the two floors is 908 square meters for the 15th floor and 986 square meters for the 16th floor. The lease contract for this location is from September 1, 2010 to August 31, 2013. The Company also has a 1,300 square meter rental office in Tianjin, located at Huayuan Property Management Zone, 4th Floor, Kaide A Complex, 7 Rongyuan Road, Tianjin. In addition, the Company has three other rental office locations in various areas of Beijing, for which the lease contracts expire at various times no later than August 26th, 2012. Currently, the Company does not own any real property.

In 2010, TTB has entered into a land use right purchase agreement with a local government agency, Tianjin Land Resource Bureau Baodi Branch on November 26, 2010. The agreement states that the Company would pay the Tianjin Land Resource Bureau Baodi Branch a consideration of RMB 35 million, or $5.28 million, in exchange for the land use right of an area of 158,954.2 square meters. This consideration was fully paid as of December 31, 2010. The Company intends to build a research and development center in such area in the next 2 years. The land is located at West of Tianbao Road, Baodi Economic Development Zone, Tianjin.

The land use right is for 50 years starting January 18, 2011. The official land use right certificate is under its application process and is expected to be completed in the second quarter of 2011. However, the Tianjin Baodi government has issued a confirmation letter stating that the consideration for the land use right has been paid in full. Therefore, as per the agreement, TTB is authorized to start construction on the land. The Company has confirmed the transfer of the land use right and the acceptance letter was signed on January 18, 2011. The Company has started the amortization of the land use right over the expected duration of 50 years from January 2011 with RMB 58,333, or about $8,800, per month.

Item 3.	Legal Proceedings.

There are no material legal proceedings, regulatory inquiries or investigations pending or threatened against the Company.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) None.

(b) The section entitled “Use of Proceeds” from the Registration Statement is incorporated herein by reference. The effective date of the Registration Statement is April 14, 2010, and the Commission file number assigned to the Registration Statement is 333-164273. The Registration Statement registers the offering of up to 2,366,833 ordinary shares (subject to amendment in accordance with the Securities Act of 1933 and the rules and regulations promulgated thereunder) (the “Offering”). As of December 31, 2010, the Company has spent proceeds from the Offering in accordance with the following chart:

Description of Use	Proposed Expenditure Amount	Actual Expenditures through December 31, 2010
Working Capital	$18,973,000	$15,223,000
Mergers & Acquisitions	6,120,000	1,447,000
New Product Development	3,366,000	280,000
Sales & Marketing	2,142,000	1,271,000

Total	$30,601,000	$18,221,000

The Company has previously registered the offering of up to 1,700,000 ordinary shares, the registration statement of which became effective on August 10, 2009 (Commission file number 333-158393). All proceeds from such offering, in the amount of $10,030,000, have been spent as of December 31, 2010.

(c) None.

Item 6.	Selected Financial Data.

The Company is not required to provide the information required by this Item because the Company is a smaller reporting company.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. The Company’s actual results could differ materially from those described herein.

Overview

The Company’s 2010 results reflected a rapid expansion. Highlights of its financial results for 2010 include:

•	Total revenue increased to $43,534,717 in 2010, an increase of $26,734,822 representing a 159% increase, from $16,799,895 in 2009. This increase is primarily attributable to the following factors:

•	Systems integration revenue increased $26,797,504 to a total of $38,821,190 in 2010, or a 223% increase from the $12,023,686 total in 2009.

•	Revenue from hardware products increased to $3,202,318 in 2010, an increase of $690,356, or 27%, from the $2,511,962 total in 2009.

•	The above increases were offset by a decrease of $753,038 in revenue from software products, or 33%, from $2,264,247 in 2009 to $1,511,209 in 2010.

•

Total cost of revenue increased by $18,591,819 to $28,767,744 in 2010, a 183% increase, from $10,175,925 in 2009. This increase is attributable to the revenue categories of system integration (an increase of 223%), hardware products (an increase of 27%) and cost of software products (a decrease of 33%).

•

Total operating expenses were $6,112,965 for 2010, or 14% of total revenue, compared with $2,567,894, or 15% of revenue in 2009. This represents an increase of $3,545,071, or 138%, year over year. The following factors contributed to the increase of total operating expenses:

•

Selling and marketing expenses increased by $671,141, or 112%, from $600,305 in 2009 to $1,271,446 in 2010. Such expenses represent 2.9% of total revenue of 2010 and were primarily due to the growth of the sales force and the implementation of strategic growth plans and initiatives.

•

General and administrative expenses (exclusive of depreciation and amortization) increased by $2,667,847, or 144%, from $1,848,416 in 2009 to $4,516,263 in 2010. The general and administrative expenses represent 10.4% and 11.0% of total revenue in 2010 and 2009, respectively.

•	Operating income increased to $8,654,008, in 2010, an increase of 113.4%, from $4,056,076 in 2009 representing 19.9% and 24.1% of the total revenue in 2010 and 2009 respectively.

•	Other income increased by $97,223, or 80.4%, from $120,961 in 2009, or 0.7% of total revenue, to $218,184 in 2010, or 0.5% of the total revenue.

•	Net income attributable to TRIT increased to $7,077,008, or $0.98 per diluted share, for 2010, from $3,850,770, or $0.92 per diluted share, for 2009.

Results of Operation

	2010 ($)	% of Sales	2009 ($)	% of Sales	Change ($)	Change (%)
Revenue	$43,534,717	100.0%	$16,799,895	100.0%	$26,734,822	159.1%
Cost of Revenues	28,767,744	66.1%	10,175,925	60.6%	18,591,819	182.7%
Selling and Marketing Expenses	1,271,446	2.9%	600,305	3.6%	671,141	111.8%
Depreciation and Amortization Expenses	325,256	0.7%	119,173	0.7%	206,083	172.9%
General and Administrative Expenses	4,516,263	10.4%	1,848,416	11.0%	2,667,847	144.3%
Operating Expenses	6,112,965	14.0%	2,567,894	15.3%	3,545,071	138.1%
Operating Income	8,654,008	19.9%	4,056,076	24.1%	4,597,932	113.4%
Other Income	218,184	0.5%	120,961	0.7%	97,223	80.4%
Income Before Provision for Income Taxes and Noncontrolling Interests Income	8,872,192	20.4%	4,177,037	24.9%	4,695,155	112.4%
Provision for Income Taxes	1,424,858	3.3%	308,085	1.8%	1,116,773	362.5%
Less: Net Income Attributable to Noncontrolling Interests	370,326	0.9%	18,182	0.1%	352,144	1,936.8%
Net Income Attributable to Tri-Tech Holding Inc	7,077,008	16.3%	3,850,770	22.9%	3,226,238	83.8%

The Company’s revenues are subject to value added tax (“VAT”), sales tax, urban maintenance and construction tax and additional education fees. Among the above taxes, VAT has already been deducted from the calculation of revenue.

Revenue

In 2010, the Company experienced rapid growth in the sales of hardware products and system integration. Depending on customer demand and market conditions, the Company played different roles in the market, such as prime contractor, subcontractor and provider of hardware, software and service. However, with further development of the market, the Company expects its sales price and profitability to change due to intense competition in the sales of hardware and software products. In order to maintain its competitive advantages, the Company will aggregate all its resources to expand its roles as the prime contractor and integrated solution provider.

The Company’s revenue for 2010 was $43,534,717, an increase of $26,734,822, or 159%, compared with $16,799,895 in 2009. This increase is primarily attributable to an increase in the system integration or EPC (engineering, procurement and construction) category, from $12,023,686 in 2009 to $38,821,190 in 2010, or an increase of 223%. The BSST business combination brought the Company additional revenue of $6,733,646 in the industrial pollution control and safety segment. Revenue from municipal water and wastewater treatment continued to be very strong, constituting 44% of total revenue. The business combination with BSST not only expanded the Company’s business scope, it also helped create the growth momentum and traction in the industry pollution control and safety segment. The Company plans to continue to explore possible strategic mergers and acquisitions both within China and overseas.

Cost of Revenue

Cost of revenue is based on total actual costs incurred plus estimated costs to completion applied to percentage of completion as measured at different stages. It includes material costs, equipment costs, transportation costs, processing costs, packaging costs, quality inspection and control, outsourced construction service fees and other costs that directly relate to the execution of the services and delivery of projects. Cost of revenue also includes freight charges, purchasing and receiving costs and inspection costs when they are incurred.

Cost of revenue was $28,767,744 in 2010, an increase of $18,591,819, or 183%, from $10,175,925 in 2009. The system integration, or EPC, category, which was the largest contributor to the revenue increase, was also the largest contributor to the increase in total cost of revenue. Cost of revenue attributable to the system integration, or EPC, category, increased by $18,058,320, or 226%, from $8,003,667 in 2009 to $26,061,987 in 2010.

The Company’s gross margin decreased slightly from 39% in 2009 to 34% in 2010, due to the sales drop in the high margin revenue category of software product sales by $753,038, or 33% year over year. Meanwhile, because the Chinese government stimulus plan continued to inflate the price of materials and equipment, direct costs increased proportionally with revenue increase. These factors all contributed to the lower gross margin. Throughout the next two to three years, the Company plans to continuously look for ways to minimize the negative impact on its gross margin through optimizing product and system design, leveraging purchasing bargaining power, the possibilities of supply chain financing and local equipment sourcing.

Selling and Marketing Expenses

In 2010, the Company started to strengthen the foundation of the sales team by hiring more in-field sales engineers. Its sales force grew significantly, by 46 people from 15 in 2009 to a total of 61, or a 26% increase. This increase resulted in an increase in selling and marketing expenses of $671,141, or 112%, from $600,305 in 2009 to $1,271,446 in 2010. Salaries for the sales team increased by $215,873, or 112%, from $192,322 in 2009 to $408,195 in 2010. Travel expenses increased by $126,563, or 110%, from $114,558 in 2009 to $241,121 in 2010.

General and Administration and Other Operating Expenses

The increase in general and administrative expenses was primarily attributable to costs associated with the support and integration of the recent acquisition of BSST. The increase in general and administrative expenses was also due to increased staffing and other expenses related to the growth of business, and continued investments to support strategic initiatives.

General and administration expenses, inclusive of depreciation and amortization, increased by $2,873,930, or 146%, from $1,967,589 in 2009 to $4,841,519 in 2010. Out of this increase, $131,179 was for officers’ salaries, from $210,936 in 2009 to $342,115 in 2010, an increase of 62%. Mid-level management, technical support team, research and development, and other office staff salaries increased by $789,126, or 309%, from $255,008 in 2009 to $1,044,134 in 2010. These increases were mainly due to the increase of headcount by 22 people in technical support, 4 in research and development, and 18 in finance. Other headcount-related expenses include endowment and social insurance, which increased by 165% and 128%, respectively, to $131,985 and $93,417 in 2010.

Rent increased by $231,106, or 125%, from $184,312 in 2009 to $415,418 in 2010, due to office relocation. Professional fees increased by $213,334, or 125%, from $171,240 in 2009 to $384,574 in 2010, mainly for legal services for contract reviews and due diligence studies. Amortization of intangible assets and software increased by $127,444, or 210%, from $60,554 in 2009 to $187,998 in 2010. This increase was due to the purchase of some major software in BSST. For more information related to intangible assets and software purchases in 2010, refer to Note 9 to the consolidated financial statements.

Other Income, Net

The Company’s total other income for 2010 was $218,184, an increase of $97,223, or 80%, compared to $120,961 in 2009, among which interest income increased by $39,236, or 146%, from $26,855 in 2009 to $66,091 in 2010, and VAT rebate increased by $40,215, or 37%, from $107,380 in 2009 to $147,595 in 2010. The interest income increases were mainly due to the increase of average cash level. The interest rate increase during 2010 also played a role but was insignificant. The Company’s interest expense decreased slightly and was immaterial for 2010.

Provision for Income Tax

The Company provides for deferred income taxes using the asset and liability method. Under this method, it recognizes deferred income taxes for tax credits, net operating losses available for carry-forwards and significant temporary differences. The Company classifies deferred tax assets and liabilities as current or non-current based upon the classification of the related asset or liability in the financial statements or the expected timing of their reversal if they do not relate to a specific asset or liability. The Company provides a valuation allowance to reduce the amount of deferred tax assets if it is considered more likely than not that some portion or all of the deferred tax assets will not be realized.

The Company’s operations are subject to income and transaction taxes in China since most of the business activities take place in China. Significant estimates and judgments are required in determining the Company’s provision for income taxes. Some of these estimates are based on interpretations of existing tax law or regulations, as well as the prediction on future changes on these law and regulations. The ultimate amount of tax liability may be uncertain as a result. The Company does not anticipate any events which could change these uncertainties.

The Company and its subsidiaries are subject to income taxes on an entity basis on income arising in or derived from the tax jurisdictions in which each entity is domiciled. According to the New Enterprise Income Tax Law (“NEITL”) in China, the unified enterprise income tax (“EIT”) rate is 25%. However, two of its subsidiaries are eligible for certain favorable tax policies for being high-tech companies.

	EIT
	2010	2009
	%	%
TTB (effective until the end of 2011)	7.5	7.5
BSST	15	25
Yanyu	25	25
Tranhold	25	25
TTA	25	—
TBD	25	25
Consolidated Effective EIT	16	7

The favorable income tax treatment for TTB of 7.5% is going to expire at the end of 2011. Afterwards, the EIT rate could be either 15% if TTB passes the qualification of high-tech company, or 25%. The Company is confident that TTB will qualify as a high-tech company.

The provision for income tax expense (benefit) from continuing operations consists of the following:

	For the Years Ended December 31,
	2010	2009
Current:
PRC	$1,434,028	$166,607
Deferred:
PRC	(9,170)	141,478

Total income tax expense	$1,424,858	$308,085

Significant components of the Company’s net deferred tax assets (liabilities) are as follows:

	December 31, 2010	December 31, 2009
Current:
Deferred tax assets:
Net operating loss carry forwards	—	140,814
Deferred tax liabilities:
Revenue recognition based on percentage of completion	—	282,292
Total net deferred tax liabilities	$—	$(141,478)

Long-term:
Deferred tax liabilities:
Intangible assets valuation in business combination	187,295	—

Total net deferred tax liabilities	$(187,295)	$—

Income tax reconciliation for the years ended December 31, 2010 and 2009 are as follows:

	For the Years Ended December 31,
	2010	2009
PRC federal statutory tax rate	25%	25%
Taxable income	8,872,192	4,177,037
Computed expected income tax expense	2,218,048	1,044,259
Effect of preferential tax rates	(793,190)	(736,174)
Income tax expense	$1,424,858	$308,085

Net Income before Income Taxes and Non-Controlling Interest

In the year ended December 31, 2010, the Company’s net income before provision for income taxes and noncontrolling interests was $8,872,192, an increase of $4,695,155, or 112%, compared to $4,177,037 in 2009. The Company’s provision for income taxes increased by $1,116,773, from $308,085 in 2009 to $1,424,858 in 2010. The increase in income taxes for 2010 was primarily driven by an increase in income from ordinary business operations. In the year ended December 31, 2010, net income attributable to the shareholders of TRIT was $7,077,008, an increase of $3,226,238, or 84%, from $3,850,770 for the year ended December 31, 2009.

Liquidity and Capital Resources

As highlighted in the consolidated statements of cash flows, the Company’s liquidity and available capital resources are impacted by four key components: (i) cash and cash equivalents, (ii) operating activities, (iii) financing activities and (iv) investing activities.

Statement of Consolidated Cash Flows as of December 31, 2010 and 2009 is as follows:

	Year Ended December 31, 2010 ($)	Year Ended December 31, 2009 ($)	Change ($)
Net cash used in operating activities	(10,012,937)	(2,925,845)	(7,087,092)
Net cash used in investing activities	(8,210,395)	(197,087)	(8,013,308)
Net cash provided by financing activities	32,867,900	9,826,663	23,041,237
Effects of exchange rate changes on cash and cash equivalents	1,578,963	(264,685)	1,843,648
Net increase in cash and cash equivalents	16,223,531	6,439,046	9,784,485
Cash and cash equivalents, beginning of period	7,171,464	732,418	6,439,046
Cash and cash equivalents, end of period	23,394,995	7,171,464	16,223,531

Cash and Cash Equivalents

At December 31, 2010, the Company’s cash and cash equivalents amounted to $23,394,995. It has more than tripled compared with the $7,171,464 balance on December 31, 2009. The Company has been conservative in managing its cash flow. For such a company the core business of which is based on biddings of large sized projects, having an adequate cash pool allows it to be ready for potential projects at any time, which allows it to stand out from other smaller competitors. The restricted cash as of December 31, 2010 and 2009 amounted to $1,505,617 and $1,501,128, respectively, which is not included in the total of cash and cash equivalents. The restricted cash consisted of deposits as collaterals for the issuance of letters of credit. The Company’s subsidiaries that own these deposits do not have material cash obligations to any third parties. Therefore, the restriction does not impact the liquidity of the Company.

Operating Activities

Net cash used for operating activities was $10,012,937 in the year ended December 31, 2010, compared with that of $2,925,845 in the year ended December 31, 2009. An increase of $7,087,092 in operating cash outflow was mainly attributable to the Company’s rapid growth rate at the infant stage driven by its IPO and its follow-on offering. This outflow was attributable to the increased cash outflow in accounts receivable and unbilled revenue. The nature of its business and the newly adapted BT business model determine that the Company is going to face a lag between recognizing revenue in the correct period and receiving the cash for those business activities. However, the Company is confident that as soon as it passes this rapid takeoff stage, this particular tightness of cash will ease substantially.

Investing Activities

Net cash used for investing activities was $8,210,395 in the year ended December 31, 2010, compared to $197,087 in the same period of 2009. This significant increase was due to the business combination of BSST in August 2010, which has brought the Company revenue of $6,733,646 in 2010. Because of the growth, the Company has been investing in capital expenditures such as furniture, office equipment, software and vehicles.

Another reason for the increase of the cash outflow was the prepayment the Company made for the land use right, as mentioned earlier.

Financing Activities

The cash provided by financing activities was $32,867,900 in the year ended December 31, 2010, compared to $9,826,663 provided in the same period of 2009. This was due to the April 2010 follow-on offering, which caused cash inflow of $30,251,442. The warrants the Company issued to the placement agent for its IPO, Anderson & Strudwick Incorporated, were exercised in 2010, resulting in a cash inflow from financing activities of $1,377,000. The Company is currently not carrying any long-term debt, but is actively looking for possibilities of debt financing and project financing to optimize its funding structure in the future.

Effect of Change in Exchange Rate Changes on Cash and Cash Equivalents

Net cash gain due to currency exchange was $1,578,963 in the year ended December 31, 2010, compared to a loss of $264,685 in the same period of 2009.

Restricted Net Assets

The Company’s ability to pay dividends is primarily dependent on its receiving distributions of funds from its subsidiaries, which is restricted by certain regulatory requirements. Relevant Chinese statutory laws and regulations permit payments of dividends by the Company’s Chinese subsidiaries only out of their retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. In addition, the Company’s PRC subsidiaries are required to set aside at least 10% of their after-tax profit after deducting any accumulated deficit based on PRC accounting standards each year to its general reserves until the accumulative amount of such reserves reach 50% of its registered capital. These reserves are not distributable as cash dividends. The Company’s off-shore subsidiaries, TIS and TTII, do not have material cash obligations to third parties. Therefore, the dividend restriction does not impact the liquidity of the companies. There is no significant difference between accumulated profit calculated pursuant to PRC accounting standards and those pursuant to U.S. GAAP. The amount of restricted net assets include registered paid-in capital, additional paid-in capital and restricted retained earnings of the Company’s PRC subsidiaries as determined pursuant to PRC generally accepted accounting principles. As of December 31, 2010 and 2009, restricted retained earnings were $897,382 and $50,655, respectively, and restricted net assets were $3,579,295 and $2,737,390, respectively. The unrestricted retained earnings as of December 31, 2010 and 2009 were $12,563,624 and $6,333,343, respectively, which were the amounts available for distribution in the form of dividends.

Working Capital and Cash Flow Management

As of December 31, 2010, the Company’s working capital was $37,112,840, including cash and cash equivalents of $23,394,995.

Due to the increase in purchase orders, the Company has experienced tremendous pressure from a shortage in working capital. The Company received net proceeds from its follow-on offering of $30,251,442 in 2010, of which it has used $18,221,000, or 59.5%, on working capital, product research and development, acquisition and sales and marketing.

However, the Company may require additional capital to undertake new and larger projects or to complete strategic acquisitions in the future. In the event its current capital is insufficient to fund these and other business plans, the Company may take the following actions to meet such working capital needs:

•

The Company may look into the possibilities for optimizing its funding structure by obtaining short- and/or long-term debt through commercial loans. In 2010, the Company obtained a credit line from Bank of Hangzhou for RMB 100,000,000 (approximately $15,000,000). The Company is also actively exploring opportunities with other major Chinese banks, such as ICBC and CITIC Bank, and it expects to acquire more lines of credit to enable it to gain more project opportunities in the future. Other financing instruments into which it is currently looking include supply chain financing, project financing, trust fund financing and capital leasing.

•

The Company may improve its collection of accounts receivable. Most of its clients are central, provincial and local governments. The Company believes that its clients are in good financial positions. Therefore, it expects to collect more cash from its relatively high accounts receivable, and use the cash collected in business expansion. The accounts receivable collection should catch up with its rapid growth in the near future.

Contractual Obligations and Commercial Commitments

Operating Leases

As of December 31, 2010, the Company had commitments under certain operating leases, which require annual minimum rental payments as follows:

2011	$649,590
2012	620,451
2013	441,323
2014	110,473
2015	—

Total	$1,821,837

The Company’s leased properties are principally located in Beijing and are used for administration and research and development purposes. The terms of these operating leases vary from one to five years. Pursuant to lease terms, when the contracts expire, the Company has the right to extend them with new negotiated prices. The leases are renewable subject to negotiation. Rental expenses were $415,418 and $184,312 for the year ended December 31, 2010 and December 31, 2009, respectively.

Product Warranties

The Company’s warranty policy generally is to replace parts at no additional charge if they become defective within one year after deployment. Historically, failure of product parts due to materials or workmanship has not been significant. The Company has not incurred any material unexpected costs associated with servicing warranties. It continuously evaluates and estimates its potential warranty obligations, and record the related warranty obligation when the estimated amount becomes material at the time revenue is recorded.

Capital Expenditures

In the past, the Company’s capital expenditures were mainly on purchases of computers and other office equipment to support its daily business activities. Its capital expenditures may increase in the near term as its business continues to grow and as it expands and improves its financial and accounting systems and infrastructure. The Company spent $6,940,687 and $197,087 on such capital expenditures during the years ended December 31, 2010 and 2009, respectively. As of December 31, 2010, the Company did not have any capital expenditure commitments.

Seasonality

The Company’s operating revenues normally tend to fluctuate due to different project stages and U.S. GAAP requirements on revenue recognition. As the scope of its business extended to the civil construction activities, certain destructive weather conditions that tend to occur during the winter often impact the progress of its projects. Certain weather conditions, including severe winter storms, may result in the temporary suspension of outdoor operations, which can significantly affect the operating results of the affected regions. The operating results for the first quarter often reflect the business slowdown for the Chinese traditional holidays, the Spring Festival, which could last anywhere from 7 days up to one month.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements for either year 2010 or 2009.

Taxation

Pursuant to the new EIT Law and supplementary regulations, only high-tech companies that have been re-certified as such under the new criteria are granted the preferential enterprise income tax rate of 15%. According to an approval from the Beijing State Tax Bureau of Xicheng District, TTB received a preferential income tax rate of 7.5% from January 1, 2009 to December 31, 2011.

BSST was certified as a high-tech enterprise under the new criteria in September 2010, and it is subject to 15% income tax rate from January 1, 2010 to December 31, 2012.

Sales tax varies from 3% to 5% depending on the nature of the revenue, and VAT is 17%. For revenues generated from those parts of the Company’s software solutions which are recognized by and registered with government authorities and meet government authorities’ requirements to be treated as software products, the Company is entitled to receive a refund of 14% on the total VAT paid at a rate of 17%. Revenues from software products other than the above are subject to full VAT at 17%. In addition, the Company is currently exempted from sales tax for revenues generated from development and transfer of tailor-made software solutions for clients. Further, revenues from consulting services are subject to a 5% sales tax. Qualified to issue VAT invoices, the Company needs to maintain a certain amount of revenue that is taxable by VAT. As such, the Company may have to refuse some of the tax exemption benefits in its tailor-made software development business and pay VAT for those parts of the revenue in order to maintain minimum VAT revenue thresholds. This practice may cease to apply if more of the software products become recognized and registered as software products in the PRC.

Segment Information

The Company has three reportable operating segments. The segments are grouped with reference to the types of services provided and the types of clients that use those services. Total sales and costs are divided among these three segments. The Company assesses each segment’s performance based on net revenue and gross profit on contribution margin.

Segment 1: Water, Wastewater Treatment and Municipal Infrastructure

	2010	2009	Change ($)	Change (%)
Revenues	$19,120,807	$8,960,830	$10,159,977	113.4%
Cost of revenues	13,231,384	5,522,167	7,709,217	139.6%
Operating expenses:
Depreciation and amortization expenses	113,821	67,081	46,740	69.7%
Other operating expenses	2,604,732	1,410,864	1,193,868	84.6%
Total operating expenses	2,718,553	1,477,945	1,240,608	83.9%
Other income (expenses), net	146,588	(4,977)	151,565	-3,045.3%
Income before provision for income taxes and noncontrolling interests income	3,317,458	1,955,741	1,361,717	69.6%
Segment Assets	44,168,017	10,952,971	33,215,046	303.3%

In Segment 1, revenue was $19,120,807 in the year ended December 31, 2010, an increase of $10,159,977, or 113.4%, from $8,960,830 in the same period of 2009. Recently, the Ministry of Environmental Protection of China, together with two other governmental agencies, issued the First National Census of Pollution Source. This report acknowledges the severe environmental pollution in China. According to the report, the Ministry of Environmental Protection was in discussion with the Ministry of Finance and State Administration of Taxation on environmental tax issues, which could lead to increased investment in environmental protection. The Company believes that such increased investment is likely to provide significant benefits to the Chinese environmental protection service providers such as the Company. During the year, the Company received and started to execute a $40 million contract for a drinking water treatment plant in Ordos, the Inner Mongolia Autonomous Region, resulting in a significant increase in revenue in Segment 1.

Cost of revenue for Segment 1 was $13,231,384 in the year ended December 31, 2010, an increase of $7,709,217, or 139.6%, from that of $5,522,167 in the same period of 2009. This increase was higher than the increase in revenue because the revenue generated from system integration increased while the revenue generated from software sales decreased. In addition, due to the longer term of this contract, and considering various risk factors, the Company is taking a more conservative approach by estimating a relatively high cost of revenue for this contract.

Depreciation and amortization was $113,821 in the year ended December 31, 2010, an increase of $46,740, or 69.7%, from depreciation and amortization of $67,081 in the year ended December 31, 2009. The increase in depreciation and amortization resulted from the business combination with BSST, new equipment addition and vehicle purchases during the year.

Other operating expenses were $2,604,732, an increase of $1,193,868, or 84.6%, from $1,410,864 in the year ended December 31, 2009. Material causes for this increase included:

(i)	Salaries and other employee-related expenses. The Company is aggressively recruiting talents locally and internationally to support its growth demand.

(ii)	Increase in office rental expenses and other general expenses necessary to support growing business operation.

(iii)	Increases in the costs associated with being a publicly traded company, such as travel expenses, printing expenses, marketing and events organization.

Other income was $146,588 in the year ended December 31, 2010, a $151,565 increase compared to other expense of $4,977 in the same period of 2009. The increase was mainly due to a VAT rebate.

Income before provision for income taxes and non-controlling interest was $3,317,458 in the year ended December 31, 2010, an increase of $1,361,717, or 69.6%, from that of $1,955,741 in the same period in 2009.

Segment 2: Water Resource Management System and Engineering Service

	2010	2009	Change ($)	Change (%)
Revenues	$5,462,771	$7,839,065	$(2,376,294)	–30.3%
Cost of revenues	3,538,094	4,653,758	(1,115,664)	–24.0%
Operating expenses:
Depreciation and amortization expenses	79,357	52,092	27,265	52.3%
Other operating expenses	1,321,035	1,037,857	283,178	27.3%
Total operating expenses	1,400,392	1,089,949	310,443	28.5%
Other (expenses) income, net	(3,989)	125,938	(129,927)	–103.2%
Income before provision for income taxes and noncontrolling interests income	520,296	2,221,296	(1,701,000)	–76.6%
Segment Assets	14,488,083	13,237,317	1,250,766	9.4%

Segment 2 revenue was $5,462,771 in the year ended December 31, 2010, a decrease of $2,376,294, or 30.3%, from $7,839,065 in the same period of 2009. Although the Company did win several bids on disaster alert system projects in Gansu and Guizhou Provinces during 2010, some of the government budgets for disaster alert and water conservancy facilities were postponed to 2011. Therefore, the Company anticipates that in 2011, there will be more projects in this particular segment for which the Company will complete.

Cost of revenue in Segment 2 was $3,538,094 in the year ended December 31, 2010, a decrease of $1,115,664, or 24.0%, from $4,653,758 in the same period of 2009. The decrease was directly related to the decrease of Segment 2 revenue, as well as certain cost saving strategies the Company is currently implementing.

Depreciation and amortization in Segment 2 was $79,357 in the year ended December 31, 2010, compared with depreciation and amortization of $52,092 in the same period of 2009. The increase in depreciation and amortization resulted from new equipment additions and software purchases in 2010.

Other operating expenses were $1,321,035 in the year ended December 31, 2010, an increase of $283,178, or 27.3%, compared with $1,037,857 in same period f 2009. The increase in other operating expenses was due to similar reasons as in Segment 1.

Operating expenses in the year ended December 31, 2010 were $1,400,392, an increase of $310,443, or 28.5%, compared with operating expenses of $1,089,949 in the same period of 2009. This increase directly resulted from the Company’s decrease in revenue in this segment.

Other expenses was $3,989 in the year ended December 31, 2010, a decrease of $129,927, compared with other income of $125,938 in the same period of 2009. The decrease was primarily due to the tax rebate in software sales.

Income before provision for income taxes and non-controlling interest was $520,296 in the year ended December 31, 2010, a decrease of $1,701,000, or 76.6%, compared with $2,221,296 in the same period of 2009. The decrease was driven by the decline in revenue in this segment during 2010.

Segment 3: Industrial Pollution Control and Safety

	2010	2009	Change ($)	Change (%)
Revenues	$18,951,139	$—	$18,951,139	—%
Cost of revenues	11,998,266	—	11,998,266	—%
Operating expenses:		—	0	—
Depreciation and amortization expenses	132,078	—	132,078	—%
Other operating expenses	1,861,942	—	1,861,942	—%
Total operating expenses	1,994,020	—	1,994,020	—%
Other income	75,585	—	75,585	—%
Income before provision for income taxes and noncontrolling interests income	5,034,438	—	5,034,438	—%
Segment Assets	24,106,603	—	24,106,603	—%

In line with its development strategies, the Company has expanded its business to include industrial pollution control and safety products. The Company began operating in this segment for the first time in the quarterly period ended March 31, 2010. In the year ended December 31, 2010, it secured additional industrial pollution control projects from Taicang, PetroChina and Zhongyuan Oil Field. The Company intends to increase its efforts to explore business opportunities in this field and to secure more contracts in the next 3 to 5 years.

Significant Accounting Policies

Estimates and Assumptions

The preparation of financial statements requires management to make numerous estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Changes in these estimates and assumptions may have financial impacts on recognition and disclosure of assets, liabilities, equity, revenues and expenses. However, the Company believes that these estimates used in preparing its financial statements are based on its best professional judgment, and are reasonable and prudent.

The most complex and subjective estimates and assumptions that present the greatest amount of uncertainty relate to the recognition of revenue under the percentage of completion method, business combination, the allowance for doubtful accounts, long term contract collectability, impairment of fixed assets and intangible assets, and income tax. The Company evaluates all of these estimates and judgments on an on-going basis. Below are the most critical estimates and assumptions the Company makes in preparing the consolidated financial statements.

Revenue Recognition

The Company’s revenues consist primarily of three categories: (i) Hardware Product Sales, (ii) Software Product Sales and (iii) System Integration Sales. The Company recognizes revenue when the consideration to be received is fixed or determinable, products delivered or services rendered, and collectability ensured.

For system integration, sales contracts are structured with fixed prices. The contract periods range from two months to approximately three years in length. The Company recognizes revenue from these contracts following the percentage-of-completion method, measured by milestones in accordance with ASC 605-35, “Construction-Type and Production-Type Contracts.” Only if the actual implementation status meets the established milestone will the Company recognize the relevant portion of the revenue. There are four major stages for the system integration revenue recognition: (a) the completion of project design, (b) the delivery of products, (c) the completion of debugging and (d) inspection and acceptance.

For hardware product sales, the Company recognizes revenue only when all products are delivered and the acceptance confirmations are signed by the customers, according to ASC 605-10, “Revenue Recognition.” The Company is not obligated for any repurchase or return of the goods.

The Company also sells software products. These software product sales do not include any additional services such as maintenance or technical support. The Company recognizes revenue under ASC 985-605,

“Software Revenue Recognition” according to acceptance of delivery revenue recognition method. At the end of each reporting period, the Company recognizes the contract amount as revenue only if all software products have been delivered and the customer acceptance confirmation has been signed.

If unapproved change orders or claims occur in the future, in accounting for contracts, the Company follows Paragraphs 30 and 31 of ASC 605-35-25, “Construction-Type and Production-Type Contracts.” The Company recognizes revenue from unapproved change orders or claims only to the extent that contract costs relating to the unapproved change orders or claims have been incurred, and only if it is probable that such unapproved change orders or claims will result in additional contract revenue and the amount of such additional revenue can be reliably estimated. To date, the Company has not experienced any unapproved change orders in its ordinary business operation.

The Company presents all sales revenue net of a VAT. The Company’s products sold in China are generally subject to a Chinese VAT of 17% of the sales price, except for certain proprietary software sales which will only be subject to an effective tax rate of 3%. The VAT payable may be offset by VAT paid by the Company on purchased raw materials and other materials included in the cost of projects or producing the finished product.

The Company records revenue in excess of billings as “unbilled revenue,” and billings in excess of revenues as “billings in excess of revenue.” For revenues accounted for under these two accounts, the Company expects the amounts to be collected within one year. For those with collection periods in excess of one year, the Company classifies them under “Long-term unbilled revenue” on the consolidated balance sheets.

The Company obtained several contracts with a billing cycle of over three years in 2009. The discounted revenue from those contracts is recorded and the discount rate is the 3-year nominal interest rate of 5.4%, set by the People’s Bank of China, China’s central bank.

Business Combination

The Company has completed a business acquisition in August 2010, which was accounted for using the purchase method of accounting in accordance with authoritative guidance regarding business combinations. The fair value of net assets acquired and the results of the acquired businesses are included in the Consolidated Financial Statements from the acquisition dates forward. This guidance required the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and results of operations during the reporting period. Estimates were used in accounting for, among other things, the fair value of acquired net operating assets, property and equipment, intangible assets and related deferred tax assets and liabilities, useful lives of plant and equipment and amortizable lives for acquired intangible assets. Any excess of the purchase consideration over the identified fair value of the assets and liabilities acquired was recognized as goodwill. Future adjustments to the estimates used in determining the fair values of the Company’s acquired assets and assumed liabilities could impact its consolidated operating results or financial condition.

Deferred tax liability and asset were recognized for the deferred tax consequences of differences between the tax bases and the recognized values of assets acquired and liabilities assumed in a business combination in accordance with guidance regarding accounting for income taxes.

Accounts Receivable

Being a project-based company with long lead time periods of 6 months to 2 or even 3 years, the Company’s accounts receivable period is 96 days, or about 3 months. This is not unusual among the industry peers. Given the characteristics of the clientele, the Company is confident that its accounts receivable are of good quality even though its accounts receivable days are relatively long compared with companies in other industries. The Company’s finance team is constantly monitoring the accounts receivable quality and the process and assumptions used in bad debt provision. In case of any event that indicates accounts receivable quality deterioration, management will reassess the bad debt provision within the period such event occurs.

Impairment of Assets and Intangible Assets

The Company monitors the carrying value of its long-lived assets for potential impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. To the extent the estimated undiscounted future cash inflows attributable to the asset, less estimated undiscounted future cash outflows, are less than the carrying amount, the Company recognizes an impairment loss in an amount equal to the difference between the carrying value of such assets and fair value. No impairment indicator is noted in the prior or current periods.

The Company evaluates the periods of depreciation and amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. Estimating future cash flows require significant judgment, and projections may vary from the cash flows eventually realized which could impact the Company’s ability to accurately assess whether an asset has been impaired.

For goodwill, the Company assesses for impairment at period end or whenever events or changes indicate that, more likely than not, the carrying value of goodwill has been impaired. The Company uses the income approach to estimate the fair value of the goodwill. The income approach is based on the long-term projected future cash flows of the operating segments. The Company discounts the estimated cash flows to present value using a weighted-average cost of capital that considers factors such as the timing of the cash flows and the risks inherent in those cash flows. The Company believes that this approach is the most reasonable because it provides a fair value estimate based upon the operating segments’ expected long-term performance considering the economic and market conditions that generally affect the Company’s business.

Collectability of Accounts Receivables

The Company recognizes accounts receivable initially at fair value less an allowance for doubtful accounts. It makes an allowance for doubtful accounts based on aging of accounts receivable and on any specifically identified accounts receivable that may become uncollectible. The Company maintains allowances for doubtful accounts for estimated losses resulting from the failure of customers to make required payments in the relevant time periods. It reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, the customer’s historical payment history and current credit-worthiness and current economic trends. The amount of the provision, if any, is recognized in the consolidated statement of operations within “general and administrative expenses.”

While the collection period for some of the long-term contracts, such as the BT projects, can be as long as 2 years, given that out clients are primarily government agencies supported by provincial budgets and large sized state-owned enterprises with sufficient liquidity, the Company believes the collectability of accounts receivables is secure, long-term or short-term.

PRC Value-added Tax

The Company’s products sold in China are generally subject to a Chinese VAT at a rate of 17%. Proprietary software sales are subject to business tax of 5%. The VAT may be offset by VAT it pays on raw materials and other materials included in the cost of producing its finished product. Accrued VAT payables from Yanyu, Tranhold and BSST are subject to urban maintenance and construction tax and additional education fees, which are accounted for as 0.5% of the total sales value.

PRC Business Tax

Revenues from services provided by TTB, Yanyu, Tranhold and BSST are mostly subject to a Chinese business tax of 5% and surtax of 0.5%. One of the projects in Tianjin is subject to a 3% business tax. The Company pays business tax on gross revenues generated from its shipping agency services minus the costs of services, which are paid on behalf of its customers.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

The Company is not required to provide the information required by this Item because it is a smaller reporting company.

Item 8.	Financial Statements and Supplementary Data.

The Company’s financial statements and the related notes, together with the reports of Bernstein & Pinchuk LLP and Mao & Company, CPAs, Inc. are set forth following the signature pages of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Regulations under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, require public companies to maintain “disclosure controls and procedures,” which are defined as controls and other procedures that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The Company conducted an evaluation, with the participation of its chief executive officer and its chief financial officer, of the effectiveness of its disclosure controls and procedures as of December 31, 2010. Based on such evaluation, its chief executive officer and chief financial officer concluded that, as of December 31, 2010, the Company’s disclosure controls and procedures were not effective due to the material weaknesses described in the “Management’s Report on Internal Control over Financial Reporting” section below.

Notwithstanding management’s assessment that the internal control over financial reporting was ineffective as of December 31, 2010 due to the material weaknesses described in the “Management’s Report on Internal Control over Financial Reporting” section below, the Company believes that the consolidated financial statements included in this Annual Report on Form 10-K fairly present its financial condition, results of operations and cash flows for the fiscal periods covered thereby in all material respects.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers and effected by the issuer’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with the U.S. generally accepted accounting principles (“U.S. GAAP”).

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of December 31, 2010, the Company carried out an evaluation based on the criteria for effective internal control over financial reporting established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance. Based on such assessment, management concluded that its internal control over financial reporting was not effective because of the material weaknesses described below:

•

Inadequate U.S. GAAP expertise. The current accounting team is professional and experienced in accounting requirements and procedures generally accepted in the PRC, but is less experienced in applying the U.S. GAAP standard and reporting requirements. The staff needs additional training to become experienced in U.S. GAAP.

•	Lack of segregation of duties between functions. Due to the Company’s size, segregation of all conflicting duties may not always be possible and may not be economically feasible.

•

Communication mechanisms. Even after the centralization of its operating functions to work from its new headquarters in September 2010, the Company still needs to build an effective communication system with clear procedures that will enable it to collect, process and deliver information related to internal controls in a timely and precise fashion.

In order to correct the foregoing deficiencies, the Company has taken the following remediation measures:

•

The Company retained AuditPrep Limited, an outside consulting firm, in March 2011 to perform review on the disclosure and presentation of the Company’s unaudited financial statements for fiscal year 2011 in accordance with U.S. GAAP and SEC regulations.

•

To improve its financial and internal control system, management of the Company started an enterprise resource planning (“ERP”) integration and upgrade project in December 2010 with UFIDA, China’s largest ERP system provider. The first phase of the project has been completed in the first quarter of 2011. During the project, the Company will maintain the existing ERP system parallel to the new one to ensure accuracy and completeness of the accounting data.

•

The Company set up its internal audit department in June 2010. The person who is currently responsible for such function obtained her CPA Australia certification in 2005. After that, she worked in a consulting firm providing finance services, specialized accounting services and internal audit services. Since joining the Company, she has contributed to the design and implementation of various financial and account management policies and procedures and has provided a series of trainings to different levels of the staff. As of December 31, 2010, the management has completed the majority of the internal control system and has started to offer training programs throughout the entire company.

•

The Company retained Friedman LLP, an outside consulting firm, in June 2010 to assist it in devising an effective risk assessment system. The Chief Financial Officer of the Company is directly responsible for overseeing such measures. As of December 31, 2010, the total amount of fees in connection with the evaluation of internal control over financial reporting amounted to $61,931.

•

To the extent practicable in the segregation of duties, the Company designed procedures to enhance the independent performance by separate individuals of different tasks, such as in the custody of assets and the recording of transactions.

•

Management strengthened its communication system through such efforts as developing an Internal Office Automation System and establishing tailor-made procedures and protocols for particular staff members.

The Company believes the foregoing measures will remediate the identified material weaknesses in future periods. The Company is committed to monitoring the effectiveness of these measures and making any changes that are necessary and appropriate.

Notwithstanding the conclusion that its internal control over financial reporting was not effective as of the end of the period covered by this report, the chief executive officer and the chief financial officer of the Company believe that the financial statements and other information contained in this report present fairly, in all material respects, its business, financial condition and results of operations. Nothing has come to the attention of management that causes them to believe that any material inaccuracies or errors exist in the Company’s financial statements as of December 31, 2010. The reportable conditions and other areas of its internal control over financial reporting identified by the Company as needing improvement have not resulted in a material restatement of its financial statements. Nor is the Company aware of any instance where such reportable conditions or other identified areas of weakness have resulted in a material misstatement or omission in any report the Company filed with or submitted to the Securities and Exchange Commission.

Changes in Internal Control over Financial Reporting

Other than the changes described above, there have been no changes to its internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during the period ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

The following table sets forth the executive officers and directors, their ages and the positions held by them:

Name	Age	Position
Warren Zhao(1)(7)	45	Chairman of the Board & Chief Executive Officer of TRIT
Phil Fan(1)(7)	45	Co-President and Director of TRIT
Gavin Cheng(1)(7)	48	Co-President and Director of TRIT
Peter Dong(1)(6)	42	Chief Financial Officer and Director of TRIT
Simon Zhuang(1)	58	President of Yanyu
William Wang(1)	47	President of Tranhold
Feng Han(1)	42	President of BSST
Peiyao Zhang(1)(2)(4)(6)	66	Independent Director
Xiaoping Zhou(1)(3)(4)(6)	47	Independent Director
Robert W. Kraft(1)(2)(5)	59	Independent Director
Peter Zhuo(1)(2)(3)(5)	39	Independent Director
Dazhuang Guo(1)(3)(4)(5)	56	Independent Director

(1)	The individual’s business address is c/o Tri-Tech Holding Inc., 16th Floor, Tower B, Renji Plaza, 101 Jingshun Road, Chaoyang District, Beijing 100102 China
(2)	Member of audit committee.
(3)	Member of compensation committee.
(4)	Member of nominating committee.
(5)	Class I director whose term expires in 2013.
(6)	Class II director whose term expires in 2011.
(7)	Class III director whose term expires in 2012.

Warren Zhao, chairman, chief executive officer and director. Mr. Zhao is a founder of one of the Company’s subsidiaries in 2002. Prior to that, Mr. Zhao established Beijing Tranhold Automatic Control Systems and served as its general manager beginning in 1994. From 1988 to 1993, Mr. Zhao was the manager of the research and development department at Beijing Test Control Technology Institute of Aeronautics Ministry. Mr. Zhao earned his bachelor’s and master’s degrees in engineering from Northwestern Polytechnical University of China. Mr. Zhao was elected as a director because of his broad industry experiences.

Phil Fan, co-president and director. Mr. Fan is a founder of one of the Company’s subsidiaries in 2003. Previously, Mr. Fan provided technical, engineering and management services in several U.S. engineering firms, including Black and Veatch, Parsons Brinckerhoff, Inc. and Chastain-Skillman, Inc. From 2003 to 2005, Mr. Fan worked as the Asia regional sales manager for Met-Pro Corporation. Mr. Fan earned his bachelor’s and master’s degrees in environmental engineering from Hunan University and a master’s degree in civil engineering from Louisiana State University. Mr. Fan has been a registered Professional Engineer in the United States since 2001. Mr. Fan was elected as a director because of his rich industry experiences.

Gavin Cheng, co-president and director. Mr. Cheng was appointed as co-president of the Company’s company on August 19, 2010. Mr. Cheng founded BSST in 1994 and served as its president until BSST was acquired by the Company on August 6, 2010. Prior to that, Mr. Cheng worked in research and development and project management at Beijing Test & Control Technology Institute of the Aeronautics Ministry from 1987 to 1993. Mr. Cheng graduated from Nanjing University of Aeronautics and Astronautics in 1987 with bachelor’s and master’s degrees in engineering. Mr. Cheng also received his EMBA degree from Peking University in 2001. Mr. Cheng was elected as a director because of his broad industry experiences.

Peter Dong, chief financial officer and director. Mr. Dong has been the CFO since 2006. From 2001 through 2005, Mr. Dong was a director at South West Securities Company and Wanlian Securities Company. From

1994 to 2000, Mr. Dong was director of the equity department and asset management department of SinoChem. From 1991 through 1993, Mr. Dong was engaged in the research and development of large testing and controlling systems at Beijing Test Control Technology Institute of Aeronautics Ministry. Mr. Dong has over 15 years of investment, financing and management experiences in the technology and securities industries. Mr. Dong earned his bachelor’s degree in computer science from Nanjing University of Aeronautics and Astronautics and his master’s degree in economics from Renmin University of China. Mr. Dong was elected as a director because of his broad financial experiences.

Simon Zhuang, president of Yanyu. Mr. Zhuang is responsible for business development on flood control and drought relief. Mr. Zhuang has served as president of Yanyu since 2002. He has dedicated himself to the application and development of water telemetry technologies in China’s water resources industry. Mr. Zhuang has broad experiences in project management and system implementation.

William Wang, president of Tranhold. Mr. Wang joined Tranhold in 2009. Prior to that, Mr. Wang was general manager at the Beijing branch of Rightcall Technology (China) Co., Ltd and Beijing East Bridge Co. Ltd from 2004 to 2007. Mr. Wang served as vice president of iSoftel Ltd. China from 2001 to 2003, meanwhile a director of the Information Technology Department at the Beijing Test Control Technology Institute of Aeronautics Ministry.

Feng Han, president of BSST. Mr. Han has served successively as an engineer and executive vice president at PetroChina, primarily responsible for overseas market development. He has broad experience in the petrochemical industry, such as instrument automation, production, operation and maintenance, oil field exploration and construction process. He also has broad experience in the area of large project management, bidding and oversea project implementation.

Dr. Peiyao Zhang, independent director. Dr. Zhang has been the Company’s director since 2009. Dr. Zhang is the chairman of the nominating committee of the board of directors. Dr. Zhang served as the deputy director of the SINOPEC Petrochemical Science and Engineering Research Institute from 1999-2005, where he was responsible for technical license management. Prior to his work with SINOPEC, from 1994-1998, Dr. Zhang served as the deputy director and chief engineer of the SINOPEC Department of Developing and Planning, where he directed over forty joint venture projects. Prior to SINOPEC, from 1992-1993, Dr. Zhang served as the deputy bureau chief of foreign affairs for SINOPEC, as well as the deputy director of Research and Development for SINOPEC from 1990-1992. Dr. Zhang has also served as a director and senior engineer for the Yanshan Petrochemical Research Institute, specializing in catalyst research and development, from 1985-1990. Prior to Yanshan, Dr. Zhang was an engineer at the Beijing Yanshan Petrochemical Co. from 1974-1983 and a technician at the Jinxi Chemical Plant from 1968-1973. Dr. Zhang received a bachelor’s degree from Tsinghua University in 1967 and a Ph.D. in chemical engineering from the Sweden Royal Institute of Technology in 1988. Dr. Zhang is a visiting scholar at the Sweden Royal Institute of Technology and received the “1994 National Outstanding Scholar Award” by the Chinese Government. Dr. Zhang has been elected as a director because the Company believes it can benefit from his engineering and leadership experience.

Dr. Xiaoping Zhou, independent director. Dr. Zhou has been the director of the Company since 2009. Dr. Zhou is the chairman of the compensation committee of the board of directors. Dr. Zhou currently serves as the senior hydrologist for the resources, groundwater resources, surface water resources, and environmental resources departments at the Southern Nevada Water Authority (“SNWA”). He is responsible for conducting hydrologic and hydrogeologic studies and surface and groundwater quality monitoring. He is also currently an adjunct professor in the Department of Geosciences at the University of Nevada, Las Vegas. Prior to the SNWA, from 1998-2001, Dr. Zhou served as a research hydrogeologist at the UNLV Harry Reid Center for Environmental Studies. Prior to the Harry Reid Center, in 1998, Dr. Zhou was a project geologist with Group Alpha, Inc. Prior to Group Alpha, from 1996-1998, Dr. Zhou was an engineering geologist and laboratory manager for Construction Testing and Engineering, Inc., where he conducted geotechnical investigations and environmental site assessments. Dr. Zhou received his Bachelor’s degree and M.S. in geology from Nanjing University. He also received his M.S. in geosciences and a Ph.D. in hydrogeology from UNLV. Dr. Zhou was elected as a director because the Company believes it can benefit from his experience as a hydrologist.

Robert W. Kraft, independent director. Mr. Kraft has been a director of the Company since 2009. Mr. Kraft is a member of the audit committee of the board of directors. Mr. Kraft is the chairman, chief executive officer and a founding partner of First Pathway Partners, LLC, an investment fund manager that qualifies foreign citizens for U.S. citizenship under the U.S. Homeland Security EB5 Immigration Program. Mr. Kraft also currently serves as the chairman, president and CEO of PSA, North America, LLC, a consultancy focused on China. Mr. Kraft was the founder, president and CEO of Openfirst, a national provider of direct mail, statement processing, electronic messaging, and database management services for Fortune 1000 companies that was sold in 2006. Mr. Kraft also serves on the boards of RBP Chemical, First Edge Solutions, Pacific Strategies & Assessments-Asia, United Community Center, University of Wisconsin-Madison’s China Leadership Board, and the Metropolitan Milwaukee Association of Commerce, where he is co-chair of the China Business Council. Mr. Kraft has a bachelor’s degree in business administration from John Carroll University in Cleveland, Ohio. Mr. Kraft was elected as a director because of his leadership experience and financial background and experience.

Peter Zhuo, independent director. Mr. Zhuo was elected as a director of the Company at the 2010 annual meeting. He serves as chairman of the audit committee of the board of directors and is the financial expert on the board. Mr. Zhuo has over 16 years of financial and accounting work experiences. From June 2007 through the present, Mr. Zhuo has been serving as vice president and chief accounting officer of Vanceinfo Technology Inc. (NYSE Arca: VIT). From 2005 to 2006, he was the chief financial officer of Ebis Company Limited, a China based IT company. From 2004 to 2005, Mr. Zhuo worked as a controller at Morgan Stanley Properties (China) Co. Ltd. From 1994 to 2004, Mr. Zhuo was an auditor with Arthur Andersen’s Beijing and Sydney offices, and PriceWaterhouseCoopers Beijing office. He is a China Certified Public Accountant and also passed the U.S CPA examination and the Chinese bar examination. He obtained a bachelor’s degree in international accounting from the Central University of Finance & Economics in China, and a master of law degree from the University of Southern California, Gould School of Law. Mr. Zhuo was elected as a director because of his broad financial experiences.

Da-Zhuang Guo, Ph.D., independent director. Mr. Guo was elected as a director of the Company at the 2010 annual meeting. He is the member of the compensation committee and nominating committee. Dr. Guo has over 15 years of senior level management experience in the Asia-Pacific region. From 2006 to the present, Dr. Guo has served as the general manager of Net Beat Group Limited, an energy and utilities consulting company. From 2003 to 2006, Dr. Guo served as the Asia-Pacific regional manager for Advantica Ltd., an international engineering consulting and solutions company in the energy and utilities industry. From 2000 to 2003, Dr. Guo served as the Greater China chief representative for LogicaCMG Pty Ltd, one of the world’s largest service and system integration companies. Dr. Guo earned his bachelor’s degree in engineering and control instruments from the Beijing University of Chemical Technology and his Ph.D. in computer aided process engineering for chemical engineering from the University of Queensland, Australia. Mr. Guo was elected as a director because of his broad industry experiences.

Employment Agreements

The Company’s employment agreements with its executive officers generally provide for a term of five years with a monthly salary. The agreements also provide for that executive officers are to work an average of forty hours per week and are entitled to all legal holidays as well as other paid leaves in accordance with PRC labor laws and regulations and the internal work policies. Under these laws and regulations, the employment agreements with the executive officers can be terminated for cause without further compensation to them. The employment agreements also provide for that the Company will pay for all mandatory social security programs for its executive officers in accordance with Chinese regulations. During the term of employment and for two years afterward, the executive officers are subject to the non-disclosure agreements.

Stock Option Pool

The Company’s 2009 Stock Incentive Plan authorizes the issuance of up to 525,500 ordinary shares to its employees and directors. Pursuant to this plan, the Company may grant options to its employees and directors to purchase its ordinary shares. The compensation committee of the board of directors will administer the plan. The exercise price of the options will be equal to the fair market value of the Company’s ordinary shares on the date of grant. In addition, all options under the pool will be vested over five years (20% per year) and the exercise term shall not be longer than ten years. As of the date of this 10-K report, the Company has issued all options available under the 2009 Stock Incentive Plan.

Board of Directors and Board Committees

The Company’s board of directors currently consists of nine directors. The directors are divided into three classes, as nearly equal in number as the then total number of directors permits. Class II directors shall face re-election at the Company’s annual general meeting of shareholders in 2011 and every three years thereafter. Class III directors shall face re-election at the annual general meeting of shareholders in 2012 and every three years thereafter. Class I directors shall face re-election at the annual general meeting of shareholders in 2013 and every three years thereafter.

If the number of directors changes, any increase or decrease will be apportioned among the classes so as to maintain the number of directors in each class as nearly as possible. Any additional director of a class elected to fill a vacancy resulting from an increase in such class will hold office for a term that coincides with the remaining term of that class. Decreases in the number of directors will not shorten the term of any incumbent director. These provisions could make it more difficult for any third party to gain control of the Company by making it difficult to replace members of the board of directors.

A director may vote in respect of any contract or transaction in which he is interested, provided, however that the nature of the interest of any director in any such contract or transaction shall be disclosed by him at or prior to its consideration and any vote on that matter. A general notice or disclosure to the board of directors or otherwise contained in the minutes of a meeting or a written resolution of the board of directors or any committee thereof of the nature of a director’s interest shall be sufficient disclosure and after such general notice it shall not be necessary to give special notice relating to any particular transaction. A director may be counted for a quorum upon a motion in respect of any contract or arrangement which he shall make with the Company, or in which he is so interested and may vote on such motion.

There are no membership qualifications for directors. Further, there are no share ownership qualifications for directors unless so fixed by the Company in a general meeting.

Mr. Warren Zhao currently holds both the positions of chief executive officer and chairman of the board. These two positions have not been consolidated into one position; Mr. Zhao simply holds both positions at this time. The Company does not have a lead independent director because of the foregoing reason and also because the Company believes its independent directors are encouraged to freely voice their opinions on the board. The Company believes this leadership structure is appropriate because it is a smaller reporting company that first became listed on a public exchange in 2009; as such the Company deems it appropriate to be able to benefit from the guidance of Mr. Zhao as both its principal executive officer and chairman of the Board.

The Company’s board of directors plays a significant role in its risk oversight. The board of directors makes all important company decisions. As such, it is important for the Company to have its chief executive officer serve on the board as he plays a key role in the risk oversight. As a smaller reporting company, the Company believes it is appropriate to have the involvement and input of all of its directors in risk oversight matters.

Currently, three committees have been established under the board: the audit committee, the compensation committee and the nominating committee. All members of each committee are independent directors. The audit committee is responsible for overseeing the accounting and financial reporting processes of the Company and audits of the financial statements of the Company, including the appointment, compensation and oversight of the work of its independent auditors. The compensation committee of the board reviews and makes recommendations to the board regarding the compensation policies for the officers and all forms of compensation, and also administers the incentive compensation plans and equity-based plans (but the board retains the authority to interpret those plans). The nominating committee of the board is responsible for the assessment of the performance of the board, considering and making recommendations to the board with respect to the nominations or elections of directors and other corporate governance issues. The nominating committee will consider the diversity, age, skills and experience when nominating new directors.

There are no other arrangements or understandings pursuant to which the directors are selected or nominated.

Duties of Directors

Under Cayman Islands law, the directors have a fiduciary duty to the Company. They have to act in good faith in their dealings with or on behalf of the Company and exercise their powers and fulfill the duties of their office honestly. This duty has four essential elements:

•	a duty to act in good faith in the best interests of the Company;

•	a duty not to personally profit from opportunities that arise from the office of director;

•	a duty to avoid conflicts of interest; and

•	a duty to exercise powers for the purpose for which such powers were intended.

In general, Cayman Islands Law imposes various duties on directors of a company with respect to certain matters of management and administration of the company. In addition to the remedies available under general law, the Cayman Islands Companies Law imposes fines on directors who fail to satisfy some of these requirements. However, in many circumstances, an individual is only liable if he is knowingly guilty of the default or knowingly and willfully authorizes or permits the default. In comparison, under Delaware law, the business and affairs of a corporation are managed by or under the direction of its board of directors. In exercising their powers, directors are charged with a fiduciary duty of care to protect the interests of the corporation and a fiduciary duty of loyalty to act in the best interests of its shareholders. In addition, under Delaware law, a party challenging the propriety of a decision of the directors bears the burden of rebutting the applicability of the presumptions afforded to directors by the “business judgment rule.” If the presumption is not rebutted, the business judgment rule protects the directors and their decisions, and their business judgments will not be second guessed. If the presumption is rebutted, the directors bear the burden of demonstrating the entire fairness of the relevant transaction. Notwithstanding the foregoing, Delaware courts subject directors’ conduct to enhanced scrutiny in respect of defensive actions taken in response to a threat to corporate control and approval of a transaction resulting in a sale of control of the corporation.

Limitation of Director and Officer Liability

Pursuant to the Company’s Memorandum and Articles of Association, every director or officer and the personal representatives of the same shall be indemnified and secured harmless out of the assets and funds against all actions, proceedings, costs, charges, expenses, losses, damages or liabilities incurred or sustained by him or her in or about the conduct of the Company’s business or affairs or in the execution or discharge of his or her duties, powers, authorities or discretions, including without prejudice to the generality of the foregoing, any costs, expenses, losses or liabilities incurred by him in defending (whether successfully or otherwise) any civil proceedings concerning the Company or its affairs in any court whether in the Cayman Islands or elsewhere. No such director or officer will be liable for: (a) the acts, receipts, neglects, defaults or omissions of any other such director or officer or his or her agent, (b) any loss on account of defect of title to any of the Company’s property, (c) account of the insufficiency of any security in or upon which any of the money shall be invested, (d) any loss incurred through any bank, broker or other similar person, (e) any loss occasioned by any negligence, default, breach of duty, breach of trust, error of judgment or oversight on his or her part, or (f) any loss, damage or misfortune whatsoever which may happen in or arise from the execution or discharge of the duties, powers authorities, or discretions of his or her office or in relation thereto, unless the same shall happen through his or her own dishonesty, gross negligence or willful default.

Involvement in Certain Legal Proceedings

To the best of the Company’s knowledge, none of its directors or executive officers has been convicted in a criminal proceeding, excluding traffic violations or similar misdemeanors, or has been a party to any judicial or administrative proceeding during the past ten years that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws, except for matters that were dismissed without sanction or settlement. Except as set forth in the discussion below in “Related Party Transactions,” none of the directors, director nominees or executive officers has been involved in any transactions with the Company or any of the directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Promoters and Certain Control Persons

The Company did not have any promoters at any time during the past five fiscal years. Except as set forth in the discussion above, none of its directors or officers has been involved in any transactions with the Company or any of its directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Code of Ethics

The Company has adopted a code of ethics and has filed a copy of the Code of Ethics with the Commission in its registration statement on Form S-1, File no. 333-158393, filed on April 3, 2009, as amended.

Material Changes in Manner of Recommending Board Nominees

None.

Audit Committee

The board of directors maintains a majority of independent directors who are deemed to be independent under the definition of independence provided by NASDAQ Stock Market Rule 4200(a)(15). The Company has an audit committee, consisting solely of independent directors of the Company, Mr. Peter Zhuo, Mr. Robert W. Kraft and Dr. Peiyao Zhang. Mr. Zhuo qualifies as the audit committee financial expert. The Company’s audit committee charter is available on the Company’s website, www.tri-tech.cn.

Item 11.	Executive Compensation.

The following table shows the annual compensation paid by the Company for the years ended December 31, 2009 and 2010 to Warren Zhao, the principal executive officer, Peter Dong, the chief financial officer, and Phil Fan and Gavin Cheng, the co-presidents. No other officer had total compensation during either of the previous two years of more than $100,000.

Summary Compensation Table

Name and principal position	Year	Salary	Bonus	Option Awards(1)		All Other Compensation	Total
Warren Zhao,	2010	$19,627	$90,373	$0		$—	$110,000
Principal Executive Officer	2009	$19,355	$29,800	$556,505	(2)	$—	$605,660
Peter Dong,	2010	$28,548	$61,452	$0		$—	$90,000
Chief Financial Officer	2009	$14,076	$31,615	$278,252	(2)	$—	$323,943
Phil Fan,	2010	$66,000	$0	$0		$—	$66,000
Co-President	2009	$48,000	$0	$185,502	(2)	$—	$233,502

(1)	Number of Options awarded under 2009 Incentive Plan.
(2)	Awarded on September 9, 2009, these options began to vest on September 9, 2010 at a rate of 20% per year.

Mr. Zhao’s employment agreement commenced on February 10, 2006 and was scheduled to expire on February 9, 2011. Mr. Dong’s employment agreement commenced on February 10, 2006 and was scheduled to expire on February 9, 2011. Mr. Fan’s employment agreement commenced on February 10, 2006 and was scheduled to expire on February 9, 2011. The above three contracts have been renewed for another 5 years. Mr. Cheng’s employment agreement commenced on September 1, 2010 and is scheduled to expire on August 31, 2015.

The following table shows outstanding equity awards to the Company’s principal executive officer, Mr. Zhao, its principal financial officer, Mr. Dong, and its co-president, Phil Fan, as of the end of fiscal year 2010.

Outstanding Equity Awards at Fiscal Year End

Name	Number of Securities Underlying Unexercised options (#)		Option Exercise Price ($)	Option Expiration Date ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or other Rights that have not Vested ($)
Warren Zhao, Principal Executive Officer	126,120	(1)	$6.75	September 9, 2019	126,120	(1)	$1,357,051	(2)
Peter Dong, Principal Financial Officer	63,060	(1)	$6.75	September 9, 2019	63,060	(1)	$678,526	(3)
Phil Fan, Co-President	42,040	(1)	$6.75	September 9, 2019	42,040	(1)	$452,350	(4)

(1)	The options granted to Mr. Zhao, Mr. Dong and Mr. Fan under an equity incentive plan began to vest on September 9, 2010 at a rate of 20 percent (20%) per year.
(2)	$1,357,051 = 126,120 x $10.76 (closing price on December 31, 2010).
(3)	$678,526 = 63,060 x $10.76 (closing price on December 31, 2010).
(4)	$452,350 = 42,040 x $10.76 (closing price on December 31, 2010).

Director Compensation

All directors hold office until the next annual meeting of shareholders at which their respective class of directors is re-elected and until their successors have been duly elected and qualified. Officers are elected by and serve at the discretion of the board of directors. Employee directors do not receive any compensation for their services. Non-employee directors are entitled to receive $10,000 or RMB 48,000, per year for serving as directors and may receive option grants from the Company. In addition, non-employee directors are entitled to receive compensation for their actual travel expenses for each board of directors meeting attended, up to a maximum of $6,000 per meeting or $12,000 per year.

Summary Director Compensation Table FY 2010

Name	Director Fees earned or paid in cash	Option Awards(1)	Total(2)
Warren Zhao(3)	$0	$0	$0
Phil Fan(4)	$0	$0	$0
Gavin Cheng(4)	$0	$0	$0
Peter Dong(4)	$0	$0	$0
Robert Kraft	$10,000	$0	$10,000
Peiyao Zhang	$7,137	$0	$7,137
Xiaoping Zhou	$7,137	$0	$7,137
Peter Zhuo	$1,190	$0	$1,190
Dazhuang Guo	$1,190	$0	$1,190

(1)

On September 9, 2009, stock options were awarded to the directors as follows: 157,650 stock options were awarded to Warren Zhao, 3,000 options were awarded to Xiaoping Zhou, 3,000 options were awarded to Peiyao Zhang, and 6,000 options were awarded to Robert Kraft, 78,825 options were awarded to Peter Dong and 52,550 options were awarded to Phil Fan. Such options have a grant date fair value of $6.75 per share.

(2)	None of the directors received any ordinary share awards, nonqualified deferred compensation earnings or non-equity incentive plan compensation in fiscal year 2010.
(3)	Mr. Zhao received payment in his capacity as an officer of the Company, but did not receive any compensation for serving as a director of the Company.
(4)	Messrs. Fan, Cheng and Dong did not become directors until 2010 and did not receive any payment in 2010.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) & (c))
Equity compensation approved by security holders	525,500	$6.75	0

Principal Shareholders

The following table sets forth information with respect to beneficial ownership of the Company’s ordinary shares as of the date of this report by:

•	Each person who is known by the Company to beneficially own more than 5% of its outstanding ordinary shares;

•	Each of the directors and named executive officers; and

•	All directors and named executive officers as a group.

The number and percentage of ordinary shares beneficially owned are based on 8,124,433 ordinary shares outstanding as of the date of this report. Information with respect to the beneficial ownership has been furnished by each director, officer or beneficial owner of more than 5% of the Company’s ordinary shares. Beneficial ownership is determined in accordance with the rules of the SEC and generally requires that such person have voting or investment power with respect to securities. In computing the number of ordinary shares beneficially owned by a person listed below and the percentage ownership of such person, ordinary shares underlying options, warrants or convertible securities held by each such person that are exercisable or convertible within 60 days of December 31, 2010 are deemed outstanding, but are not deemed outstanding for computing the percentage ownership of any other person. Except as otherwise indicated in the footnotes to this table, or as required by applicable community property laws, all persons listed have sole voting and investment power for all ordinary shares shown as beneficially owned by them. Unless otherwise indicated in the footnotes, the address for each principal shareholder is in the care of Tri-Tech Holding Inc., 16th Floor, Tower B, Renji Plaza, 101 Jingshun Road, Chaoyang District, Beijing 100102 China. As of the date of this annual report, the Company has 15 shareholders of record.

Named Executive Officers and Directors	Amount of Beneficial Ownership(1)	Percentage Ownership(2)
Warren Zhao, Principal Executive Officer and Director(3)	1,186,905	14.6%
Peter Dong, Principal Financial and Accounting Officer(4)	1,564,323	19.3%
David Hu(5)	1,323,583	16.3%
Peiyao Zhang, Director	600	0.0%
Xiaoping Zhou, Director	0	0%
Robert W. Kraft, Director	0	0%
Peter Zhuo, Director	0	0%
DaZhuang Guo, Director	0	0%
Gavin Cheng, Co-President and Director(6)	260,000	3.2%
Phil Fan, Co-President and Director(7)	259,360	3.2%
All Directors and Executive Officers as a Group (8)	3,212,783	39.5%
Tranhold Investment Inc.	1,155,375	14.2%
Yanyu Investment Inc.	1,299,708	16.0%

*	Less than 1%.
(1)	Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the ordinary shares.
(2)	The number of ordinary shares outstanding used in calculating the percentage for each listed person excludes the ordinary shares underlying options held by such person.
(3)	Mr. Zhao has the sole power to direct the voting of the 1,155,375 shares held by Tranhold Investment Inc. 31,530 shares belong to Mr. Zhao personally for exercising his options.
(4)

Mr. Dong has (i) the sole power to direct the voting of the 248,850 shares held by FLYY Investment Inc. and (ii) shared power to direct the voting of the 1,299,708 ordinary shares held by Yanyu Investment Inc. 15,765 shares belong to Mr. Dong personally for exercising his options.

(5)

Mr. Hu has the shared power to direct the voting of the 1,299,708 shares held by Yanyu Investment Inc. Mr. Hu shares this voting power with 17 other individual owners of the equity of Yanyu’s shareholders, WTECH Holding Inc. and STECH Holding Inc. Mr. Hu is no longer a director of the company since November 2010. 23,875 shares belong to Mr. Hu personally for exercising his options.

(6)	Mr. Cheng has the shared power to direct the voting of the 260,000 shares held by Main Bright Investments Limited. Mr. Cheng shares this voting power with another individual owner.
(7)	Mr. Fan has the sole power to direct the voting of the 248,850 shares held by Allied Investment Consultation, LLC. 10,510 shares belong to Mr. Fan personally for exercising his options.
(8)

One or more of the directors and executive officers have (i) the sole power to direct the voting of the (a) 248,850 shares held by FLYY Investment Inc., (b) the 1,155,375 shares held by Tranhold Investment Inc., (c) the 248,850 shares held by Allied Investment Consultation Inc., and (d) the 260,000 shares held by Main Bright Investments Limited., and (ii) shared power to direct the voting of the 1,299,708 shares held by Yanyu Investment Inc.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Prior Related Party Transactions

An administrative officer of the Company leased his personal property to Tranhold as Tranhold’s branch office in Beijing, from January 1, 2009 to December 31, 2010. The monthly rent is $4,395, which approximates the average market price. The lease agreement terminated immediately after the Company moved into the new office starting in September 2010.

Future Related Party Transactions

The Company’s board of directors must approve all related party transactions. All material related party transactions will be made or entered into on terms that are no less favorable to the Company than can be obtained from unaffiliated third parties.

Item 14.	Principal Accountant Fees and Services.

Bernstein & Pinchuk LLP was appointed by the Company to serve as its independent registered public accounting firm for fiscal 2010. Audit services provided by Bernstein & Pinchuk LLP for fiscal 2010 included the examination of the consolidated financial statements of the Company and services related to periodic filings made with the SEC.

Fees Paid To Independent Registered Public Accounting Firm

Audit Fees

During fiscal year 2010, Bernstein & Pinchuk LLP’s fees for the annual audit of the financial statements and the quarterly reviews of the financial statements were $155,000 and $0 respectively. During fiscal year 2009, Mao & Company, CPAs, Inc.’s fees for the annual audit of the financial statements was $87,848.

Audit Related Fees

During fiscal year 2010, the Company has not paid Bernstein & Pinchuk LLP for audit-related services. During fiscal year 2009, the Company paid Mao & Company, CPAs, Inc. $120,786 for audit-related services. These services consisted of assurance and related services that were reasonably related to the performance of the audit and reviews of the financial statements and are not included in “Audit Fees” above. The services provided by the Company’s accountants within this category consisted of advice relating to SEC matters and the filing of its registration statement and amendments thereto.

Tax Fees

The Company has not paid Bernstein & Pinchuk LLP or Mao & Company, CPAs, Inc. for tax services in fiscal years 2010 and 2009.

All Other Fees

The Company has not paid Bernstein & Pinchuk LLP or Mao & Company, CPAs, Inc. for any other services in fiscal years 2010 and 2009.

Audit Committee Pre-Approval Policies

Before Bernstein & Pinchuk LLP was engaged by the Company to render audit or non-audit services, the engagement was approved by the Company’s audit committee. All services rendered by Bernstein & Pinchuk LLP have been so approved.

Item 15.	Exhibits, Financial Statement Schedules.

The following documents are filed herewith:

Exhibit Number	Document

3(i).1	Articles of Association of the Registrant (1)

3(i).2	Amended and Restated Articles of Association of the Registrant (1)

3(ii).1	Memorandum of Association of the Registrant (1)

3(ii).2	Amended and Restated Memorandum of Association of the Registrant (1)

4.1	Specimen Share Certificate (1)

10.1	Translation of Form of Employment Agreement between Registrant and Executive Officer of the Registrant (1)

10.2	Translation of Exclusive Technical and Consulting Service Agreement for Tranhold (1)

10.3	Translation of Management Fee Payment Agreement for Tranhold (1)

10.4	Translation of Proxy Agreement for Tranhold (1)

10.5	Translation of Equity Interest Pledge Agreement for Tranhold (1)

10.6	Translation of Exclusive Equity Interest Purchase Agreement for Tranhold (1)

10.7	Translation of Exclusive Technical and Consulting Service Agreement for Yanyu (1)

10.8	Translation of Management Fee Payment Agreement for Yanyu (1)

10.9	Translation of Proxy Agreement for Yanyu (1)

10.10	Translation of Equity Interest Pledge Agreement for Yanyu (1)

10.11	Translation of Exclusive Equity Interest Purchase Agreement for Yanyu (1)

10.14	Translation of Operating Agreement for Yanyu (1)

10.15	Translation of Operating Agreement for Tranhold (1)

10.16	Stock Option Plan (1)

10.17	Translation of Exclusive Technical and Consulting Service Agreement for BSST (2)

10.18	Translation of Management Fee Payment Agreement for BSST (2)

10.19	Translation of Operating Agreement for BSST (2)

10.20	Translation of Equity Interest Pledge Agreement for BSST (2)

10.21	Translation of Exclusive Equity Interest Purchase Agreement for BSST (2)

10.22	Translation of Proxy Agreement for BSST (2)

21.1	Subsidiaries of the Registrant (1)

31.1	Certifications pursuant to Rule 13a-14(a) or 15(d)-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)

31.2	Certifications pursuant to Rule 13a-14(a) or 15(d)-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

99.1	Code of Business Conduct and Ethics (1)

99.2	Audit Committee Charter (3)

(1)	Incorporated by reference to the registrant’s registration statement on Form S-1, File no. 333-158393, filed on April 3, 2009, as amended.
(2)	Filed herewith.
(3)	Incorporated by reference to the registrant’s Form 10-K, File no. 001-34427, filed on March 24, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in Beijing, China, on March 28, 2011.

TRI-TECH HOLDING INC.

March 28, 2011	By:	/S/ WARREN ZHAO
Warren Zhao
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on March 28, 2011.

Signature	Title

/S/ WARREN ZHAO Warren Zhao	Chief Executive Officer and Director (Principal Executive Officer)

/S/ PETER DONG Peter Dong	Chief Financial Officer and Director (Principal Accounting and Financial Officer)

/S/ PHIL FAN Phil Fan	Co-President and Director (Authorized Representative in the United States)

/S/ GAVIN CHENG Gavin Cheng	Co-President and Director

/S/ DA-ZHUANG GUO Da-Zhuang Guo	Director

/S/ PEIYAO ZHANG Peiyao Zhang	Director

/S/ PETER ZHUO Peter Zhuo	Director

/S/ XIAOPING ZHOU Xiaoping Zhou	Director

/S/ ROBERT W. KRAFT Robert W. Kraft	Director

TRI-TECH HOLDING INC. AND SUBSIDIARIES

Index to Financial Statements

For the years ended December 31, 2010 and 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Tri-Tech Holding Inc.

We have audited the accompanying consolidated balance sheet of Tri-Tech Holding Inc. and Subsidiaries (the “Company”) as of December 31, 2010, and the related consolidated statements of income and comprehensive income, changes in equity, and cash flows for the year ended December 31, 2010. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010, and the results of its operations and its cash flows for the year ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

/s/ Bernstein & Pinchuk LLP

New York, New York

March 28, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Tri-Tech Holding Inc.:

We have audited the accompanying consolidated balance sheet of Tri-Tech Holding Inc. and its subsidiaries (the “Company”) as of December 31, 2009 and the related consolidated statements of income and comprehensive income, changes in equity, and cash flows for the year then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Mao & Company, CPAs, Inc.

Los Angeles, California

March 22, 2010

TRI-TECH HOLDING INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2010	December 31, 2009
ASSETS
Current Assets
Cash	$23,394,995	$7,171,464
Restricted cash	1,505,617	1,501,128
Accounts receivable, net of allowance for doubtful accounts of $427,020 and $56,491 as of December 31, 2010 and 2009, respectively	18,041,079	4,338,239
Unbilled revenue	3,208,473	3,952,763
Other receivables	1,427,050	273,602
Inventories	5,886,619	1,573,324
Deposits on projects	591,505	585,153
Prepayments to suppliers and subcontractors	1,311,844	1,898,900

Total current assets	55,367,182	21,294,573
Long-term unbilled revenue	15,936,739	1,723,852
Plant and equipment, net	1,045,150	374,009
Intangible assets, net	4,331,261	797,854
Long-term restricted cash	203,418	—
Long-term prepayment on land use right purchasing	5,284,854	—
Goodwill	594,099	—

Total Assets	$82,762,703	$24,190,288

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and cost accrual on projects	$11,920,063	$3,367,056
Customer deposits	1,650,174	494,047
Billings in excess of revenue	—	8,650
Other payables	2,717,502	8,633
Accrued liabilities	294,809	103,190
Deferred income taxes	—	141,478
Income taxes payable	1,656,800	144,232
Current portion of long-term liabilities	14,994	—

Total current liabilities	18,254,342	4,267,286
Long-term deferred income taxes	187,295	—
Long-term liabilities	—	58,171

Total Liabilities	18,441,637	4,325,457

Equity
Tri-Tech Holding Inc. shareholders’ equity
Ordinary shares ($0.001 par value, 30,000,000 shares authorized; 8,051,833 and 5,255,000 shares issued as of December 31,2010 and 2009, respectively.)	8,052	5,255
Additional paid-in-capital	47,278,042	12,942,650
Statutory reserves	897,382	50,655
Retained earnings	12,563,624	6,333,343
Treasury shares	(193,750)	—
Accumulated other comprehensive income	1,739,799	377,097

Total Tri-Tech Holding Inc. shareholders’ equity	62,293,149	19,709,000
Noncontrolling interests	2,027,917	155,831

Total equity	64,321,066	19,864,831

Total Liabilities and Equity	$82,762,703	$24,190,288

See notes to consolidated financial statements

TRI-TECH HOLDING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For The Years Ended December 31,
	2010	2009
Revenues:
System integration	$38,821,190	$12,023,686
Hardware products	3,202,318	2,511,962
Software products	1,511,209	2,264,247

Total revenues	43,534,717	16,799,895

Cost of revenues:
System integration	26,061,987	8,003,667
Hardware products	2,665,441	2,115,052
Cost of software	40,316	57,206

Total cost of revenues	28,767,744	10,175,925

Operating expenses:
Depreciation and amortization expenses	325,256	119,173
Selling and marketing expenses	1,271,446	600,305
General and administrative expenses	4,516,263	1,848,416

Total operating expenses	6,112,965	2,567,894

Income from operations	8,654,008	4,056,076

Other income (expenses):
Other income (expenses)	7,522	(7,591)
Interest income	66,091	26,855
Interest expenses	(3,024)	(5,683)
Tax rebates	147,595	107,380

Total other income, net	218,184	120,961

Income before provision for income taxes and noncontrolling interests income	8,872,192	4,177,037
Provision for income taxes	1,424,858	308,085

Net income before allocation to noncontrolling interests	7,447,334	3,868,952
Less: Net income attributable to noncontrolling interests	370,326	18,182

Net income attributable to Tri-Tech Holding Inc. shareholders	$7,077,008	$3,850,770

Other comprehensive income
Foreign currency translation adjustment	1,354,504	15,899

Comprehensive income	8,801,838	3,884,851
Less: Comprehensive income attributable to noncontrolling interests	362,128	18,312

Comprehensive income attributable to Tri-Tech Holding Inc. shareholders	$8,439,710	$3,866,539

Net income attributable to Tri-Tech Holding Inc. shareholders per share:
Basic	$1.00	$0.94
Diluted	$0.98	$0.92
Weighted average number of ordinary shares outstanding:
Basic	7,102,436	4,081,301
Diluted	7,208,969	4,170,879

See notes to consolidated financial statements

TRI-TECH HOLDING INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Tri-Tech Holding Inc. shareholders
	Ordinary Share		Additional paid-in-capital	Retained earnings		Treasury Shares	Accumulated other comprehensive Income	Noncontrolling interests	Total stockholders’ equity
	Shares	Amount		Statutory reserves	Unrestricted
BALANCE, January 1, 2009	3,555,000	$3,555	$2,914,058	$50,655	$2,482,573	$—	$361,328	$137,519	$5,949,688
Ordinary share issuance	1,700,000	1,700	9,497,003	—	—	—	—	—	9,498,703
Warrants share-based payment to Anderson & Strudwick Inc.	—	—	402,900	—	—	—	—	—	402,900
Warrants share-based payment to Hawk Associates Inc.	—	—	13,831	—	—	—	—	—	13,831
Stock-based compensation on option issued to employees	—		114,858	—	—	—	—	—	114,858
Net income	—	—	—	—	3,850,770	—	—	18,182	3,868,952
Foreign currency translation adjustment	—	—	—	—	—	—	15,769	130	15,899

BALANCE, January 1, 2010	5,255,000	$5,255	$12,942,650	$50,655	$6,333,343	$—	$377,097	$155,831	19,864,831
Ordinary share issuance	2,626,833	2,627	32,583,615	—	—	—	—	—	32,586,242
Capital Injection by Minority Shareholder	—	—	—	—	—	—	—	1,509,958	1,509,958
Warrants exercised by Anderson & Strudwick Inc.	170,000	170	1,376,830	—	—	—	—	—	1,377,000
Warrants share-based payment to Hawk Associates Inc.	—	—	3,944	—	—	—	—	—	3,944
Stock-based compensation on option issued to employees	—	—	371,003	—	—	—	—	—	371,003
Treasury Shares	(21,100)	—	—	—	—	(193,750)	—	—	(193,750)
Net income	—	—	—		7,077,008	—	—	370,326	7,447,334
Transfer to statutory reserves	—	—	—	846,727	(846,727)	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	1,362,702	(8,198)	1,354,504

BALANCE, December 31, 2010	8,030,733	$8,052	$47,278,042	$897,382	$12,563,624	$(193,750)	$1,739,799	$2,027,917	$64,321,066

See notes to consolidated financial statements

TRI-TECH HOLDING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Years Ended December 31,
	2010	2009
Cash flows from operating activities:
Net income before allocation to non-controlling interests	$7,447,334	$3,868,952
Adjustments to reconcile net income before non-controlling interests to net cash used in operating activities:
Amortization of option stock-based compensation	371,003	—
Amortization of warrants stock-based payment	3,944	—
Depreciation and amortization	325,256	119,832
Provision for doubtful accounts	205,781	1,322
Deferred income taxes	(151,108)	66,061
Changes in operating assets and liabilities:
Restricted cash	(41,396)	(1,500,534)
Accounts receivable	(11,864,811)	(1,230,305)
Unbilled revenue	(13,004,198)	(4,243,749)
Other receivables	(349,691)	(424,813)
Inventories	(232,905)	(161,817)
Prepayments to suppliers and subcontractors	629,752	(1,315,244)
Accounts payable	5,087,655	1,761,867
Customer deposits	118,217	57,244
Billings in excess of revenue	(8,725)	(22,009)
Other payables	(188,788)	218,941
Accrued liabilities	163,659	18,443
Taxes payable	1,476,084	(140,036)

Net cash used in operating activities	(10,012,937)	(2,925,845)

Cash flows from investing activities:
Payment in acquisition of Beijing Satellite Science & Technology Co. Ltd	(1,447,000)	—
Cash acquired from business acquisition	177,292	—
Payment to purchase plant and equipment	(621,327)	(197,087)
Payment to purchase land use right	(5,170,248)	—
Payment to purchase intangible assets	(1,149,112)	—

Net cash used in investing activities	(8,210,395)	(197,087)

Cash flows from financing activities:
Proceeds from the exercise of warrants into ordinary share	1,377,000	—
Proceeds from the issuance of ordinary shares (net of finance costs)	30,251,442	10,105,170
Capital injection by a minority shareholder	1,477,214	—
Payment in purchasing treasury shares	(193,750)	—
Repayment of loan for purchasing vehicle	(44,006)	—
Payment to a third party of an advance	—	(278,507)

Net cash provided by financing activities	32,867,900	9,826,663

Effect of exchange rate fluctuation on cash and cash equivalents	1,578,963	(264,685)

Net increase in cash and cash equivalents	16,223,531	6,439,046
Cash and cash equivalents, beginning of the year	7,171,464	732,418

Cash and cash equivalents, end of the year	$23,394,995	$7,171,464

Supplemental disclosure of cash flow information:
Income taxes paid	$109,053	$239,743
Interest paid on debt	$3,024	$4,538
Supplemental disclosure of noncash investing activity: Issued 260,000 ordinary shares as one of the consideration in purchasing Beijing Satellite Science & Technology Co. Ltd.	$2,334,800	$—

See notes to consolidated financial statements

1.	Company Background

Tri-Tech Holding Inc. (“TRIT”) was incorporated in the Cayman Islands on January 7, 2009 as a limited liability company and is authorized to issue 30,000,000 ordinary shares, with a par value of $0.001. TRIT issued 50,000 ordinary shares (3,555,000 ordinary shares after 71.1-for-1 stock split which was completed on May 22, 2009) to shareholders of Tri-Tech International Investment, Inc. (“TTII”) for their respective interests in TTII. TTII was incorporated in the British Virgin Islands on November 24, 2005 as a limited liability company. TTII has subsidiaries in the People’s Republic of China (the “PRC”, or “China”) as discussed below. TRIT and its subsidiaries together are referred to as the “Company” (or “we”). Through its subsidiaries in PRC, the Company provides self-manufactured, proprietary or third-party products, system integration and other services in the following three segments: Water, Wastewater Treatment and Municipal Infrastructure, Water Resource Management System and Engineering Service, and Industrial Pollution Control and Safety.

On September 9, 2009, the Company completed its IPO of 1,700,000 ordinary shares at $6.75 per share.

In 2010, the Company completed its first financing after IPO. On April 20, 2010, the Company successfully issued additional 2,142,750 of the Company’s ordinary shares. In connection with this offering, the Company also issued the underwriters 214,275 warrants with exercise price per share at $20.30 as part of commission; on May 5, 2010, the underwriters purchased an aggregate of 224,083 overallotment shares. The offered shares were sold to the public at a price of $14.00 per share.

Tri-Tech (Beijing) Co., Ltd. (“TTB”) was incorporated in PRC on February 6, 2006. It is wholly-owned by TTII. It is a wholly-foreign-owned high-tech enterprise, primarily engaged in water resource protection including the utilization and development of technology and product sales, and the development of new industries and applications.

In November 2010, TTB established a subsidiary in PRC – Ordos Tri-Tech Anguo Investment Co., Ltd. (“TTA”) with registered capital of RMB100 million, or $15.1 million, in which TTB hold 80% of the controlling interest. The first round of capital injection of RMB40 million from TTB has been made in November 2010. TTA was set up as a subsidiary primarily for our Build and Transfer project in Ordos.

In December 2009, TTB established a wholly-owned subsidiary, Tianjing Baoding Environmental Technology Co., Ltd. (“TBD”) in PRC. TBD is aiming to build a state-of-art research and development facility in that area to support our technology frontier in the industry. The registered capital of RMB50,000,000, or about $7.6 million, has been paid in full.

Tranhold Environmental (Beijing) Tech Co., Ltd. (“Tranhold”) was established on June 6, 2003 in PRC. It was a wholly-owned subsidiary of TTII until it was controlled by TTB on November 28, 2008 through a series of contractual agreements (refer to the section “Reorganization and Acquisition”). Tranhold specializes in environmental technology research and development, environmental engineering design and building for major industrial sectors such as the petrochemical, pharmaceutical and municipal industries. It also provides water and wastewater treatment process control systems, process tail gas purification and other air pollution control systems and related integration solutions. Tranhold participated in the compilation of “The Technical Guidelines of

Municipal Sewage Treatment Plant Operation, Management and Safety” for the Ministry of Construction of the People’s Republic of China.

Beijing Yanyu Water Tech Co., Ltd. (“Yanyu”) was established on March 29, 2002 in PRC. It was a wholly-owned subsidiary of TTII until it was controlled by TTB on November 28, 2008 through a series of contractual agreements (refer to the section “Reorganization and Acquisition”). Yanyu specializes in research and development, production, system integration, and consulting services in the fields of water resource protection and allocation, flood control and forecasting, irrigation systems, and municipal water supply and distribution systems. Yanyu participated in the compilation of “Technical Standards of Automatic Hydrologic Measuring and Report Systems (SL61-2003)” and “Technical Guidelines of Automatic Hydrologic Measuring and Reporting Systems – General Devices (GB/T)” for the Ministry of Water Resources of the PRC.

Tri-Tech Infrastructure LLC. (“TIS”) was established on November 16, 2009, in Delaware, which is a wholly-owned subsidiary of TTII and is aiming for new technology development and opportunities in the United States.

Beijing Satellite Science & Technology Co. (“BSST”) was established on October 11, 1994. It was controlled by TTB since August 6, 2010 through a series of contractual agreements (refer to the section “Reorganization and Acquisition”). It is a consulting, engineering, design, system integration and project management services company specializing in the fields of control and instrument automation, safety and emergency response for the oil, gas and petrochemical industries. It held some certificates such as Software Enterprise Cognizance Certificate, Computer Information System Integration Qualification Certificate (Grade 3), and first-class qualification of security, ISO9001 Quality Management System Certificate and high-tech enterprise Certificate.

Reorganization and Acquisition

On October 24, 2007, TTII and its wholly owned subsidiary TTB entered into a sales and purchase agreement with the existing shareholders of Tranhold (the “Tranhold Original Shareholders”). Pursuant to the agreement, TTII issued 50,000 shares (equivalent to 1,777,500 ordinary shares of TRIT after stock split) of its share to the Tranhold Original Shareholders for 100% equity ownership of Tranhold. The total number of shares outstanding was 50,000 shares (equivalent to 1,777,500 ordinary shares of TRIT after stock split). As a result of this transaction, the Tranhold Original Shareholders were able to exercise control of TTII. The purchase of Tranhold and the issuance of TTII’s ordinary share were accounted for as a reverse acquisition and as a recapitalization under common control. The assets and liabilities transferred were accounted for at historical cost.

On December 31, 2007, TTII and its wholly owned subsidiary TTB entered into a sales and purchase agreement with certain existing shareholders of Yanyu (the “Yanyu Original Shareholders”). Pursuant to the agreement, TTII issued 50,000 shares (equivalent to 1,777,500 ordinary shares of TRIT after stock split) of its ordinary share to the Yanyu Original Shareholders for 92.86% equity ownership of Yanyu. Based on Statement of Financial Accounting Standards No. 141, “Business Combinations”, TTII is determined to be the acquirer. The allocation of the purchase price of Yanyu was based on the fair value of Yanyu as of December 31, 2007. As a result of these transactions, Tranhold and Yanyu became the subsidiaries of TTII.

The Company’s principal geographic market is mainly in China. As PRC laws and regulations prohibit or restrict foreign owned PRC companies to engage in certain government-related businesses, the Company provides its services in the PRC through Tranhold and Yanyu, Chinese legal entities, which hold the qualifications and permits necessary to conduct government-related services in the PRC. In order to avoid any restrictions that Tranhold or Yanyu might encounter during future business development, the Company concluded that TTII and Tranhold or Yanyu should not have a parent-subsidiary relationship.

By November 28, 2008, the Company had completed two stages of reorganization. The Company first recalled its shares from the original shareholders of Tranhold and Yanyu. These shareholders are major shareholders, directors, corporate level executives and key employees of the Company. Legally, Tranhold and Yanyu returned to their legal status prior to the acquisitions in 2007. Concurrently, on November 28, 2008, the Company signed and executed with Tranhold and Yanyu a series of contractual agreements with a 25-year, renewable term. These contractual agreements require the pledge of the original shareholders’ equity interests and stock certificates of Tranhold and Yanyu. At any time during the agreement period, the Company has absolute rights to acquire any portion of the equity interests of Tranhold and Yanyu (other than 7.14% equity ownership of Yanyu holding by the Beijing Yanyu Communications Telemetry United New Technology Development Department, a Chinese State Owned Entity (the “SOE Shareholder”)) under no-cost conditions. In addition, the Company has absolute rights to appoint directors and officers of Tranhold and Yanyu and to obtain the profits from Tranhold and Yanyu (other than net profits allocable to the SOE Shareholder of Yanyu). As a result of these agreements, the Company has successfully become the sole interest holder of Tranhold and the interest holder of 92.86% equity ownership of Yanyu.

On July 26, 2010, the Company signed and executed with BSST a series of contractual agreements with a 25-year, renewable term. These contractual agreements require the pledge of the original shareholders’ equity interests and stock certificates of BSST. At any time during the agreement period, the Company has absolute rights to acquire any portion of the equity interests of BSST under no-cost conditions. On August 6, 2010, the effective date of the Agreement, the Company has successfully become the sole interest holder of BSST. At the same time, the Company paid the consideration of $3.8 million, including: $1,447,000 in cash and 260,000 ordinary shares, at the market value of $8.98 per share, with total amount of $2,334,800. The Company will expand market in the petrochemical industries through BSST since it is a consulting, engineering, design, system integration and project management services company specializing in the fields of control and instrument automation, safety and emergency response for the oil, gas and petrochemical industries.

These agreements entered into between the company and Tranhold, Yanyu and BSST consist of the following:

Exclusive Technical and Consulting Service Agreement — Each of Yanyu, Tranhold and BSST has entered into an Exclusive Technical and Consulting Service Agreement with TTB, which agreement provides that TTB will be the exclusive provider of technical and consulting services to Yanyu, Tranhold and BSST, as appropriate, and that each of them will in turn pay 90% of its profits (other than net profits allocable to the SOE Shareholder of Yanyu) to TTB for such services. In addition to such payment, Yanyu, Tranhold and BSST agree to reimburse TTB for TTB’s expenses (other than TTB’s income taxes) incurred in connection with its provision of services under the agreement. Payments will be made on a quarterly basis, with any overpayment or underpayment to be reconciled once each of Tranhold’s, Yanyu’s and BSST’s annual net profits, as applicable, are determined at its fiscal year end. Any payment from TTB to TTII would need to comply with applicable Chinese laws affecting payments from Chinese companies to non-Chinese companies. Although based on this agreement TTB is only entitled to 90% of net profits (other than net profits allocable to the SOE Shareholder of Yanyu), TTB also entitled the remaining share of the net profits of Tranhold, Yanyu and BSST through dividends per the Proxy Agreement as discussed below. The Company relies on dividends paid by TTB for its cash needs, and TTB relies on payments from Yanyu, Tranhold and BSST to be able to pay such dividends to the Company.

Management Fee Payment Agreement — Each of the shareholders of Yanyu, Tranhold and BSST (other than SOE Shareholder of Yanyu) has entered into a Management Fee Payment Agreement, which provides that, in the event TTB exercises its rights to purchase the equity interests of the Yanyu or Tranhold or BSST shareholders (other than those owned by the SOE Shareholder of Yanyu) under the Equity Interest Purchase Agreements, such shareholders shall pay a Management Fee to TTB in an amount equal to the amount of the Transfer Fee received by the such shareholders under the Equity Interest Purchase Agreement.

Proxy Agreement — Each of the shareholders of Yanyu, Tranhold and BSST (other than the SOE Shareholder of Yanyu) has executed a Proxy Agreement authorizing TTB to exercise any and all shareholder rights associated with his ownership in Yanyu or Tranhold or BSST, as appropriate, including the right to attend shareholders’ meetings, the right to execute shareholders’ resolutions, the right to sell, assign, transfer or pledge any or all of the equity interest in Yanyu or Tranhold or BSST, as appropriate, and the right to vote such equity interest for any and all matters.

Equity Interest Pledge Agreement — TTB and the shareholders of each of Tranhold, BSST and Yanyu, (other than the SOE Shareholder of Yanyu) have entered in Equity Interest Pledge Agreements, pursuant to which each such shareholder pledges all of his shares of Tranhold or Yanyu or BSST, as appropriate, to TTB. If Tranhold or Yanyu or BBST or any of its respective shareholders (other than the SOE Shareholder of Yanyu) breaches its respective contractual obligations, TTB, as pledgee, will be entitled to certain rights, including the right to foreclose on the pledged equity interests. Such Tranhold, BSST and Yanyu shareholders have agreed not to dispose of the pledged equity interests or take any actions that would prejudice TTB’s interest. According to this agreement, TTB has absolute rights to obtain any and full dividends related to the equity interest pledged during the term of the pledge.

Exclusive Equity Interest Purchase Agreement — Each of the shareholders of Tranhold, Yanyu and BSST (other than the SOE Shareholder of Yanyu) has entered into an Exclusive Equity Interest Purchase Agreement, which provides that TTB will be entitled to acquire such shares from the current shareholders upon certain terms and conditions, if such a purchase is or becomes allowable under PRC laws and regulations. The Exclusive Equity Interest Purchase Agreement also prohibits the current shareholders of each of Tranhold, Yanyu and BSST, (other than the SOE Shareholder of Yanyu) from transferring any portion of their equity interests to anyone other than TTB. TTB has not yet taken any corporate action to exercise this right of purchase, and there is no guarantee that it will do so or will be permitted to do so by applicable law at such time as it may wish to do so.

Operating Agreements — TTB, Tranhold, Yanyu and each of their respective shareholders (other than the SOE Shareholder of Yanyu) have entered into an Operating Agreement on July 3, 2009, TTB, BSST and each of their respective shareholders have entered into an Operating Agreement on July 26, 2010, which requires TTB to guarantee the obligations of each of Tranhold, Yanyu and BSST in their business arrangements with third parties. Each of Tranhold, Yanyu and BSST, in return, agrees to pledge its accounts receivable and all of its assets to TTB. Moreover, each of Tranhold, Yanyu and BSST, agrees that without the prior consent of TTB, such company will not engage in any transactions that could materially affect its assets, liabilities, rights or operations, including, without limitation, incurrence or assumption of any indebtedness, sale or purchase of any assets or rights, incurrence of any encumbrance on any of its assets or intellectual property rights in favor of a third party or transfer of any agreements relating to its business operation to any third party. Pursuant to these operating agreements, TTB provides guidance and instructions on each of Tranhold’s, Yanyu’s and BSST’s daily operations and financial affairs. The contracting shareholders of each of Tranhold, Yanyu and BSST, must designate the candidates recommended by TTB as their representatives on their respective boards of directors. TTB has the right to appoint and remove senior executives of each of Tranhold, Yanyu and BSST.

The Company provided advances to Tranhold, Yanyu and BSST, totaling $9,490,636 during the year ended December 31, 2010. The Company’s accumulated outstanding advances to Tranhold, Yanyu and BSST, respectively, were $5,225,196, $6,545,728 and $3,619,122 as of December 31, 2010.

Except as disclosed above, there are no arrangements that could require the Company to provide financial support to Tranhold, Yanyu and BSST, including events or circumstances that could expose the Company to a loss. The Company has the rights to acquire any portion of the equity interests of Tranhold, Yanyu and BSST under no-cost conditions (other than those owned by the SOE Shareholder of Yanyu). Also the Company may allocate its available funds to Tranhold, Yanyu and BSST for business purposes. There are no fixed terms of such arrangement.

Based on these agreements the Company is deemed to indirectly to be the sole interest holder of Tranhold and BSST, and the indirect interest holder of 92.86% equity ownership of Yanyu. According to the provisions of ASC 810, “Consolidation”, Tranhold, Yanyu and BSST are consolidated in the Company’s financial statements. For BSST, the Company also applied the consolidation procedures required by ASC 805. “Business Combinations”, for the detail disclosure in BSST combination please refer to Note 3.

2.	Summary of Significant Accounting Policies

Principles of consolidation and basis of presentation

The accompanying consolidated financial statements as of December 31, 2010 and 2009 represent Tri-Tech Holding Inc., and its subsidiaries disclosed above. These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). All material inter-company transactions and balances have been eliminated in the consolidation. Please refer to Note 1 for the discussion on accounting for the reorganization and acquisition.

Non-controlling interest represents the ownership interests in the subsidiary that are held by owners other than the parent. In December 2007, the Financial Account Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 160 (“SFAS 160”), “Non-controlling Interests in Consolidated Financial Statements — An amendment of ARB No. 51” (“ASC Topic 810-10”). SFAS 160 requires that the non-controlling interest is reported in the consolidated statement of financial position within equity, separately from the parent’s equity and that net income or loss and comprehensive income or loss are attributed to the parent and the non-controlling interest. If losses attributable to the parent and the non-controlling interest in a subsidiary exceed their interests in the subsidiary’s equity, the excess, and any further losses attributable to the parent and the non-controlling interest, is attributed to those interests. SFAS 160 was effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company adopted this standard on January 1, 2009.

Based on various contractual agreements, the Company has the power to direct matters that most significantly impact the activities of Tranhold, Yanyu and BSST, and obtain the financial interests such as obtaining periodic income of Tranhold, Yanyu and BSST through technical and consulting service arrangements and obtaining the net assets of Tranhold, Yanyu and BSST through purchase of their equities at essentially no cost basis. The Company therefore concluded that its interest in Tranhold, Yanyu and BSST are not noncontrolling interest and therefore are not classified as so. The noncontrolling interest in the consolidated financial statement represents 7.14% equity interest in Yanyu and 20% equity interest in TTA which are owned by the minority shareholders.

The accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The preparation of financial statements in conformity with these accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.

In our opinion, the consolidated financial statements included herein contain all adjustments necessary to present fairly our financial position as of December 31, 2010 and 2009, the results of our operations, our cash flows and our statement of changes in equity for the two years ended December 31, 2010 and 2009. Such adjustments are of a normal recurring nature. We have evaluated subsequent events through the date of issuance of the consolidated financial statements.

The Company compiles its daily bookkeeping in accordance with Generally Accepted Accounting Principles of the PRC (“PRC GAAP”) and converts its financial statements according to the US GAAP when reporting.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Management believes that the estimates used in preparing its financial statements are reasonable and prudent. Actual results could differ from these estimates.

Certain of the Company’s accounting policies require higher degrees of professional judgment than others in their application. These include the recognition of revenue under the percentage of completion method, the allowance for doubtful accounts, long term contract collectability, impairment of fixed assets and intangible assets, and income tax. Management evaluates all of its estimates and judgments on an on-going basis.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash equivalents are composed primarily of time deposits and investments in money market accounts and are stated at cost which approximates fair value.

Restricted Cash

The current restricted cash balance at December 31, 2010 and December 31, 2009 was $1,505,617 and $1,501,128, respectively. The long-term restricted cash balance at December 31, 2010 and December 31, 2009 was $203,418 and Nil, respectively. For details, refer to Note 4 of consolidated financial statements.

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

Inventories

The Company values inventory at the lower of cost or net realizable value and determines inventory using the weighted average cost method. Inventory consists of raw materials, finished goods, and work-in-progress, which includes the cost of direct labor, materials and direct overhead costs related to the projects.

Long-term Unbilled Revenue

The Company obtained several Build-Transfer (BT) contracts with billing cycles of over three years in 2010 and 2009. Due to the nature of the BT projects, we discounted the related revenue and recorded as long-term unbilled revenue and the discount rate is the 3-year nominal interest rate of 5.4%, set by the People’s Bank of China, the PRC’s central bank. For the contract that a specific discount rate is agreed in the contract, the specific rate is applied. These projects are funded by local PRC government, so the Company does not ascribe any collection risk on such projects.

Plant and Equipment

The Company states plant and equipment at cost less accumulated depreciation. The Company computes depreciation using the straight-line method over the estimated useful lives of the assets with a 3%-5% estimated residual value.

Estimated useful lives of the Company’s assets are as follows:

Useful Life
Asset
Buildings and improvements	40 years

Transportation equipment	5-10 years

Machinery	10 years

Office equipment	5 years

Furniture	5 years

The Company eliminates the cost and related accumulated depreciation of assets sold or otherwise retired from the accounts and includes any gain or loss in the statement of income as an offset or increase to other income (expense) for the period. The Company charges maintenance, repairs and minor renewals directly to expenses as incurred, and capitalizes major additions and betterment to buildings and equipment.

Valuation of Long-Lived Assets

The Company reviews the carrying value of its long-lived assets, including plant and equipment, and finite life intangibles whenever events or changes in circumstances indicate that the carrying value may not be recoverable. To the extent the estimated undiscounted future cash inflows attributable to the asset, less estimated undiscounted future cash outflows, are less than the carrying amount, the Company recognizes an impairment loss in an amount equal to the difference between the carrying value of such assets and fair value. No impairment indicator is noted in the prior or current years. The Company reports assets for which there is a committed disposition plan, whether through sale or abandonment, at the lower of carrying value or fair value less costs to sell. No such assets are identified in prior and current years.

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

Useful Life

Proprietary technology relating to sewage, municipal solid waste treatment and tail gas purification	20 years

Proprietary technology relating to low energy consumption data transmission system	20 years

Large region environmental management system	10 years

Mobile web management system	10 years

Database Management System	10 years

Pollution reduction checking assistant	10 years

Water pollution control infrastructure	10 years

Software-Gas Flow	20 years

Software-Oil Mixing	20 years

Software-Crude Blending	10 years

Customer Relationship	5 years

Business combination

For a business combination with an acquisition date on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree are recognized at the acquisition date, measured at their fair values as of that date. In a business combination achieved in stages, the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, are recognized at the full amounts of their fair values. In a bargain purchase in which the total acquisition-date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus any non-controlling interest in the acquiree, that excess in earnings was recognized as a gain attributable to the Company.

Deferred tax liability and asset were recognized for the deferred tax consequences of differences between the tax bases and the recognized values of assets acquired and liabilities assumed in a business combination in accordance with ASC Topic 740, “Income Taxes”.

Goodwill represents the excess of the fair value of consideration transferred (plus the fair value of the non-controlling interest, if any) over fair value of the net assets acquired (including recognized intangibles). Goodwill is not amortized; rather, impairment tests are performed at least annually or more frequently if circumstances indicate impairment may have occurred. If impairment exists, goodwill is immediately written off to its fair value and the loss is recognized in the consolidated income statements. The Company performs its impairment test at the end of 2010 and determined that there was no impairment of goodwill as of December 31, 2010.

Revenue Recognition

Our revenues consist primarily of three categories: (i) Hardware Product Sales, (ii) Software Product Sales, and (iii) System Integration Sales. The Company recognizes revenue when the consideration to be received is fixed or determinable, products delivered, or services rendered, and collectability ensured.

For System Integration, sales contracts are structured with fixed price. The contract periods range from two months to approximately three years in length. The Company recognizes revenue of these contracts following the percentage-of-completion method, measured by milestones in accordance with ASC 605-35, “Construction-Type and Production-Type Contracts”. Only if the actual implementation status meets the established milestone will the Company recognize the relevant portion of the revenue. There are four major stages for the System Integration revenue recognition: (a) the completion of project design, (b) the delivery of products, (c) the completion of debugging, and (d) inspection and acceptance.

For Hardware Product Sales, the Company recognizes the revenue only when all products are delivered and the acceptance confirmations are signed by the customers, according to ASC 605-10, “Revenue Recognition”. We are not obligated for any repurchase or return of the goods.

The Company also sells software products. These software product sales do not include any additional services such as maintenance or technical support. The Company recognizes revenue under ASC 985-605, “Software Revenue Recognition” according to acceptance of delivery revenue recognition method. At the end of each reporting period, the Company recognizes the contract amount as revenue only if all software products have been delivered and the customer acceptance confirmation has been signed.

Provided unapproved change orders or claims occur in the future, in accounting for contracts, we follow Paragraphs 30 and 31 of ASC 605-35-25, “Construction-Type and Production-Type Contracts”. The Company recognizes revenue from unapproved change orders or claims only to the extent that contract costs relating to the unapproved change orders or claims have been incurred, and only if it is probable that such unapproved change orders or claims will result in additional contract revenue and the amount of such additional revenue can be reliably estimated. Until today, we have not experienced any unapproved change orders in our ordinary business operation.

The Company presents all sales revenue net of a value-added tax (“VAT”). The Company’s products sold in China are generally subject to a Chinese VAT of 17% of the sales price, except for certain proprietary software sales which will only be subject to an effective tax rate of 3%. The VAT payable may be offset by VAT paid by the Company on purchased raw materials and other materials included in the cost of projects or producing the finished product.

The Company record revenue in excess of billings as “unbilled revenue”, and billings in excess of revenues as “billings in excess of revenue.” For revenues accounted for under these two accounts, we expect the amounts to be collected within one year. For those with collective period longer than one year, we classify them under “Long-term unbilled revenue” on the consolidated balance sheets.

Cost of Revenues

Cost of revenues is based on total actual costs incurred plus estimated costs to completion applied to percentage of completion as measured at different stages. It includes material costs, equipment costs, transportation costs, processing costs, packaging costs, quality inspection and control, outsourced construction services fees and other costs that directly relate to the execution of the services and delivery of projects. Cost of revenues also includes inbound freight charges, purchasing and receiving costs and inspection costs when they incur.

Operating Expenses

Operating expenses include, among other items, salaries, bonuses, and employees’ social insurance, administrative and sales expenses, travel and entertainment expenses, depreciation of equipment, amortization of intangible assets, office rental expenses, professional service fees, office supplies, research and development expenses, bad debt provision, etc.

Research and Development (R&D)

Research and development expenses include salaries for R&D staff, consultant fees, supplies and materials, as well as other overhead such as depreciation, facilities, utilities, and other R&D related expenses. The Company expenses costs for the development of new software products and substantial enhancements to existing software products as incurred until technological feasibility has been established, at which time any additional costs are capitalized. The management of the Company is responsible for assessing the establishment of technological feasibility in accordance with ASC 985-20, “Costs of Software to Be Sold, Leased, or Marketed”.

Research and development costs recorded in general and administrative expenses were $279,477 and $178,864 during the years ended December 31, 2010 and 2009. No research and development expenses were capitalized within the year of 2010 and 2009. We do not pass along research and development expenses directly or indirectly to our customers.

Foreign Currency Translation

The Company uses the United States dollar (“USD”) as its reporting currency. The functional currency of TRIT, TTII and TIS is USD, the functional currency of TRIT’s subsidiaries in China are Renminbi (“RMB”). The Company translates monetary assets and liabilities denominated in currencies other than United States dollars into USD at the exchange rate ruling at the balance sheet date. The Company converts non-USD transactions during the year into USD with the prevailing exchange rate on the transaction dates.

The Chinese subsidiaries of TRIT maintain their financial records in RMB. We convert their assets and liabilities with the exchange rate on the balance sheet date; and their revenue and expenses using a weighted average exchange rate for the reporting period. The Company reflects translation adjustments as “Accumulated other comprehensive income (loss)” in shareholders’ equity.

Transaction gains and losses that arise from exchange rate fluctuations on transactions in a currency other than the functional currency are recognized as foreign currency transaction gain or loss in the result of operations as incurred.

Translation adjustments amounted to $1,739,907 and $377,096 as of December 31, 2010 and 2009, respectively. The Company translated balance sheet amounts with the exception of equity at December 31, 2010 at RMB6.6227 to US$ 1.00 as compared to RMB 6.8282 to US$ 1.00 at December 31, 2009. The Company stated equity accounts at their historical rate. The average translation rates applied to income statement accounts for the years ended December 31, 2010 and 2009 were RMB 6.7695 and RMB6.8309 to US$ 1.00, respectively.

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

The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) (ASC 740), as of January 1, 2007. The Company recognizes a tax position as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that the Company believes is more than 50% likely to be realized on examination. For tax positions not meeting the “more likely than not” test, the Company does not record it as a tax benefit. The company also adopts FIN 48 guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. It had no effect on the Company’s financial statements as of December 31, 2010 and 2009. The Company did not have any significant unrecognized uncertain tax positions as of December 31, 2010 and 2009.

The Company’s operations are subject to income and transaction taxes in China since most of the business activities take place in China. Significant estimates and judgments are required in determining the Company’s provision for income taxes. Some of these estimates are based on interpretations of existing tax laws or regulations. The ultimate amount of tax liability may be uncertain as a result. The Company does not anticipate any events which could change these uncertainties.

Stock-based Compensation

The Company adopted the fair value recognition provisions of ASC 718, “Compensation—Stock Compensation” and ASC 505-50, “Equity-Based Payments to Non-Employees”.

We recognize compensation expense for all stock-based payment awards made to our employees and directors. The fair value of stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of stock-based awards at the grant date requires considerable judgment, including estimating expected volatility, expected term and risk-free rate. Our expected volatility is based upon historical experience. The expected term of the stock options is based upon the historical volatility of our stock price. The risk-free interest rate assumption is based upon China international bond rates for a comparable period. If factors change and we employ different assumptions, stock-based compensation expense may differ significantly from what we have recorded in the past.

Earnings per Share

Basic EPS excludes dilution and is computed by dividing net income (loss) attributable to ordinary shareholders by the weighted average number of ordinary shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue ordinary share (convertible preferred stock, forward contract, warrants to purchase ordinary share, contingently issuable shares, ordinary share options and warrants and their equivalents using the treasury stock method) were exercised or converted into ordinary share. The Company excludes potential ordinary shares in the diluted EPS computation in periods of losses from continuing operations, as their effect would be anti-dilutive.

We have granted 525,500 options to our key employees and 177,500 warrants to the placement agent in our IPO and to our investor relations consultant, all of which are included when calculating the diluted earnings per share. As of December 31, 2010, 170,000 warrants had been exercised at a price equal to $8.10 per share.

During the first financing after IPO (refer to Note 1), the company has also agreed to issue the underwriters a warrant to purchase a number of ordinary shares equal to an aggregate of 10% of the ordinary shares sold in the offering, excluding over-allotments. The warrants will have an exercise price equal to 145% of the offering price. Accordingly, in April 2010, the Company issued 214,275 warrants with exercise price per share of $20.30. These warrants have anti-dilutive effect due to the fact that the weighted average exercise price per share of these warrants is higher than the weighted average market price per share of ordinary share during the period ended December 31, 2010.

The Company has repurchased aggregation of 21,100 ordinary shares by the end of December 31, 2010.

Comprehensive Income

Comprehensive income includes all changes in equity except those resulting from investments by owners and distributions to owners. The Company has chosen to report comprehensive income in the statements of income and comprehensive income.

Financial Instruments

The Company carries financial instruments, which consists of cash and cash equivalents, accounts receivable, accounts payable and other payables at cost, which approximates fair value due to the short-term nature of these instruments. The Company does not use derivative instruments to manage risks.

Segments

The Company identifies segments by reference to its internal organization structure and the factors that management uses to make operating decisions and assess performance.

Recently Issued Accounting Pronouncements

In January 2010, the FASB issued the ASU No. 2010-06 - Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This Update amends ASC 820 subtopic 10 that requires new disclosures about transfers in and out of Levels 1 and 2 and activity in Level 3 fair value measurements. This Update also amends ASC 820 subtopic 10 to clarify certain existing disclosures. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010. We do not expect that the adoption of this guidance will have a material impact on our consolidated financial statements.

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

In April 2010, The FASB issuance of ASU 2010-17, Revenue Recognition – Milestone Method (Topic 605) allows the company to elect whether this method is going to be used. We believe the current revenue recognition method of Percentage-to-Completion best represents the actual economic flow of our business activities. Therefore, we currently do not expect the Milestone Method to be used.

In May 2010, the FASB issued ASU 2010-19, Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates. The amendments in this Update are effective as of the announcement date of March 18, 2010. The Company does not expect the provisions of ASU 2010-19 to have a material effect on the financial statements of the Company.

In December 2010, the FASB issuance of ASU 2010-28 entitled When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero for Negative Carrying Amounts” required an entity to perform the Step 2 of the goodwill impairment test when the carrying amount of the reporting unit is either zero or negative. We believe the adaption of this guidance does not have a material effect on the financial statements of the Company.

In December 2010, the FASB issued ASU 2010-29, Business Combinations (Topic 805) Disclosure of Supplementary Pro Forma Information for Business Combinations. The company has adapted this guidance for the business combination of BSST. For details, please refer to Note 3, Business combination.

3.	Business Combination

On August 6, 2010, with the purpose of expending our market in petrochemical industries, the Company has successfully become the sole indirect interest holder of BSST. At the same time, the Company paid the consideration of $3,781,800, including: $1,447,000 payment in cash and 260,000 ordinary shares at the market value of $8.98 per share with a total amount of $2,334,800. Fair value of BSST on August 6, 2010 was $3,178,701. As a result, we recognized $594,099 as goodwill, which is not deductible for China income tax purposes and was recognized in the segment of industrial pollution control and safety. Fair value of BSST on August 6, 2010 is shown below:

BSST
August 6, 2010
Financial assets	$2,707,365
Inventory	3,876,360
Property and equipment	162,173
Intangible assets	2,477,851
Financial liabilities	(5,839,583)
Deferred tax liability	(196,465)
Liability arising from a contingency	—

Total identifiable net assets	3,187,701

The following table represents the consideration allocation based on estimated fair value on August 6, 2010:

Total identifiable net assets	$3,187,701
Goodwill	$594,099

Total consideration	$3,781,800

The goodwill mainly represents the intangibles not qualifying for separate recognition.

A reconciliation of the carrying amount of goodwill is as shown below:

Carrying amount of Goodwill
January 1, 2010	$—
Addition within 2010	594,099

December 31, 2010	$594,099

The amounts of BSST’s revenue and earnings included in the Company’s consolidated income statement for the year ended December 31, 2010, and the revenue and earnings of the combined entity had the acquisition date been January 1, 2010, or January 1, 2009, are as follow. The unaudited pro forma financial information presents the result of operation of the Company as if the acquisition of BSST has occurred as of December 13, 2009. The result include the impact of preliminary fair value adjustment on plant, property and equipment, intangible assets and the related adjustments on deferred taxes. The unaudited pro forma financial information is not necessarily indicative of what the Company’s consolidated results of operations would actually have been had it completed the acquisition on December 13, 2009. In addition, the unaudited pro forma financial information does not attempt to project the future results of operations of the combined entity.

	Revenue	Earnings
Actual from August 6 to December 31, 2010	$6,733,646	$254,477
Supplemental pro forma from January 1, 2010 – December 31, 2010	$48,249,641	$7,454,865
Supplemental pro forma for January 1, 2009 – December 31, 2009	$23,335,986	$3,877,759

Supplemental pro forma in revenue:

Revenue	BSST	TRIT Group	Elimination	Combined
January 1, 2010 – December 31, 2010	$11,448,569	$39,463,873	$(2,662,801)	$48,249,641
January 1, 2009 – December 31, 2009	$8,023,662	$16,799,895	$(1,487,571)	$23,335,986

Supplemental pro forma in earnings:

Earnings	BSST	TRIT Group	Elimination	Combined
January 1, 2010 – December 31, 2010	$330,957	$7,192,857	$(68,949)	$7,454,865
January 1, 2009 – December 31, 2009	$63,136	$3,868,952	$(54,329)	$3,877,759

4.	Restricted Cash

As of December 31, 2010, the Company has made several time deposits totaling $1,709,035, as collateral in exchange of the issuance of Letters of Credit. Among these Letters of Credit, a total of $1,505,617 is with expiration dates within the next 12 months. Specifically, about $0.5 million will expire in the first quarter of 2011; $0.5 million will expire in the second quarter of 2011; and remaining will expire in the third and fourth quarter of 2011. The balance of $203,418 will expire in the first quarter of 2012, which is classified under Long-term restricted cash.

5.	Accounts Receivable, Net

Based on the Company’s assessment, management believes the net balance on each balance sheet date herein was collectable. The gross accounts receivable and bad debt provision as at December 31, 2010 and 2009 are as the following:

	December 31, 2010	December 31, 2009
Accounts receivable, gross	$18,468,099	$4,394,730
Less bad debt provision	(427,020)	(56,491)

Accounts receivable, net	$18,041,079	$4,338,239

The following analysis details the changes in the Company’s allowances for doubtful accounts:

	December 31, 2010	December 31, 2009
Balance at beginning of the year	$56,491	$62,286
Increase in allowances during the year	382,497	1,380
Write-offs during the year	(11,968)	(7,175)

Balance at the end of the year	$427,020	$56,491

6.	Inventories

Inventories consisted of the following:

	December 31, 2010	December 31, 2009
Raw materials	$1,136,981	$140,048
Finished goods	557,694	360,152
Project work-in-progress	4,191,944	1,073,124

Totals	$5,886,619	$1,573,324

The Company reviews its inventory periodically for possible obsolete goods and to determine if any reserves are necessary for potential obsolescence. As of December 31, 2010 and 2009, the Company determined that no reserves were necessary.

7.	Deposits on Projects

Deposits on Projects consisted of the following:

	December 31, 2010	December 31, 2009
Current:
Contract deposit	$386,000	$523,505
Bidding deposit	205,505	61,648

Totals	$591,505	$585,153

Contract deposits are paid to customers for promising the service or products will be properly and timely provided. Bidding deposits are paid as a deposit for involving in the bidding process. All of the deposits will be utilized within one year.

8.	Plant and Equipment, Net

Plant and equipment consist of the following:

	December 31, 2010	December 31, 2009
Transportation equipment	$751,240	$308,042
Office equipment	384,439	206,674
Furniture	386,728	13,986

Total plant and equipment	1,522,407	528,702
Less accumulated depreciation	(477,257)	(154,693)

Plant and equipment, net	$1,045,150	$374,009

The increase of the Office Equipment and Furniture was due to the headquarters relocation and business combination of BSST in August 2010. The depreciation expense for the years ended December 31, 2010 and 2009 amounted to $137,258 and $58,619, respectively.

9.	Intangible Asset, Net

The Intangible Assets mainly consist of patents, software and customer lists. The patents were invested as capital contribution by the shareholders of Tranhold and Yanyu, and were recorded at the appraisal value as stipulated by the local regulatory authority. Software was purchased from third parties at the acquisition cost. In January 2010, Yanyu acquired 5 software products, which include BlueSky (large region environmental management system), Skylon MCMS V1.0 (mobile web management system), Skylon DLMS V1.0 (database management system), pollution reduction checking assistant and water pollution control infrastructure, and hired the associated software R&D personnel simultaneously. The total purchase price for the software was $301,992. Through consolidating of BSST in August 2010, two software totaling $1,875,368, and an appraised customer list of $656,832 were acquired and is included in the intangible assets on the consolidated balance sheet as of December 31, 2010. The remaining $865,581 is related to other software products purchased during the year of 2010. The total increase of intangible assets year on year is in total of $3,7 million.

All the intangible assets have definite lives, and are amortized on a straight-line basis over their expected useful economic lives. The original costs and accumulated amortization as at December 31, 2010 and December 31, 2009 are as follows:

	December 31, 2010	December 31, 2009
Intangible asset	$5,169,566	$1,425,559
Less accumulated amortization	(838,305)	(627,705)

Intangible asset, net	$4,331,261	$797,854

According to the spirit of ASC 845-10-S99, transfers of nonmonetary assets to a company by its promoters or shareholders in exchange for stock prior to or at the time of the company’s initial public offering normally should be recorded at the transferors’ historical cost basis determined under GAAP. The net book value of the patents invested by the majority shareholders of Yanyu was $501,613 as of December 31, 2010, which only accounted for 0.6% of its total assets as of December 31, 2010. Therefore, the effect from the inclusion of the contributed patents at its fair value instead of historical cost was immaterial.

The amortization expense for the year 2010 and 2009 amounted to $187,998 and $60,554, respectively.

10.	Prepayments to Suppliers and Subcontractors

Prepayments are money deposited with or advanced to subcontractors for services on contracting projects. Some subcontractors require a certain amount of money to be deposited as a guaranty payment before any services were performed. Prepayments also include money advanced to vendors on future inventory purchases to ensure timely delivery.

11.	Long-term Prepayment on Land Use Right Purchasing

In November 2010, $5,284,854 was made for a land use right which was in the process of application. For details, please refer to Note 25 subsequent event.

12.	Accounts Payable and Accruals on Projects

This account contains the accounts payable to suppliers and accruals of costs incurred in the projects in accordance with the percentage of completion method.

Accounts payable and project accruals based on progress are consisted of the following:

	December 31, 2010	December 31, 2009
Accounts Payable	$2,721,643	$933,649
Accruals	9,198,420	2,433,407

Totals	$11,920,063	$3,367,056

13.	Income Taxes

We are subject to income taxes on entity basis on income arising in or derived from the tax jurisdictions in which each entity is domiciled. According to the New Enterprise Income Tax Law (“NEITL”) in China, unified Enterprise Income Tax rate is 25%. However, two of six subsidiaries in China are subject to certain favorable tax policies as being a high-tech company.

	2010	2009
	%	%
TTB (effective until the end of 2011)	7.5	7.5
BSST	15	25
Yanyu	25	25
Tranhold	25	25
TTA	25	—
TBD	25	25
Consolidated Effective EIT	16	7

The provision for income tax expense (benefit) from continuing operations consists of the following:

	For the years Ended December 31,
	2010	2009
Current:
PRC	$1,434,028	$166,607
Deferred:
PRC	(9,170)	141,478

Total income tax expense	$1,424,858	$308,085

Significant components of the Company’s net deferred tax assets/(liabilities) are as follows:

	December 31, 2010	December 31, 2009
Current:
Deferred tax assets:
Net operating loss carry forwards	—	140,814
Deferred tax liabilities:
Revenue recognition based on percentage of completion	—	282,292

Total net deferred tax liabilities	$—	$(141,478)

Long-term:
Deferred tax liabilities:
Intangible assets valuation in business combination	187,295	—

Total net deferred tax liabilities	$(187,295)	$—

Income tax reconciliation for the years ended December 31, 2010 and 2009 are as follows:

	For the Years Ended December 31
	2010	2009
PRC federal statutory tax rate	25%	25%
Taxable income	8,872,192	4,177,037
Computed expected income tax expense	2,218,048	1,044,259
Effect of preferential tax rates	(793,190)	(736,174)

Income tax expense	1,424,858	308,085

14.	Ordinary Share

At the beginning of 2010, the outstanding ordinary shares of the Company were 5,255,000.

On April 20 2010, the Company issued 2,142,750 of the ordinary shares; on May 5, 2010, the underwriters purchased an aggregate of 224,083 over-allotment shares. The offered shares were sold to the public at a price of $14.00 per share.

In March and April of 2010, 170,000 warrants had been exercised at a price equal to $8.10 per share.

On May 27, 2010, the Company announced the authorization of an ordinary share repurchase plan (the “Plan”). Under the Plan, the Company’s Board of Directors has authorized the repurchase of a number of the Company’s ordinary shares with an aggregate value of up to $8 million. In June and July 2010, The Company repurchased 21,100 ordinary shares in six installments, and recorded as treasury shares at cost method.

The Company has totally issued 260,000 ordinary shares at $8.98 per share with a total amount of $2,334,800 as part of the consideration to the BSST acquisition, which was completed by September 15, 2010.

By the end of 2010, the total outstanding ordinary shares of the Company were 8,030,733.

15.	Warrants

(a) On September 9, 2009, the Company issued to Anderson & Strudwick Incorporated 170,000 warrants, as a portion of the placement commission for the IPO. On the same day, the Company issued a total of 7,500 warrants to Hawk Associates Inc., the Company’s investor relations consultancy. All warrants can be exercised at a price equal to $8.10 per share, at any time on and after 180 days from the grant date. The expiration date for the warrants is September 9, 2014. As of December 31, 2010, 170,000 warrants had been exercised at a price equal to $8.10 per share, which led to an increase in ordinary shares by 170,000 and Additional paid-in capital by $1,376,830.

The fair value of each warrant awarded is estimated on the grant date of using Black-Scholes model that uses the items noted in the following table.

Fair value per share (USD/share)	5.94
Exercise price (USD/share)	8.10
Risk free rate	2.74%
Dividend yield	0.00%
Expected term/Contractual Life (No. of Yrs)	5.0
Expected volatility	53.0%

(1) Fair Value of Underlying Ordinary Shares

Pursuant to Paragraph 17 of SFAS123R, “Share-Based Payment” ASC 718 “Compensation – stock compensation”, the impact of post vesting restrictions can be taken into account in a closed form option pricing model. Pursuant to warrant agreement, until one hundred eighty days after the closing of the initial public offering of the ordinary shares of TRIT, the warrant holders may not sell, transfer, assign, pledge or hypothecate any of its rights pursuant to the warrant. In this respect, we multiplied a restricted stock discount rate by the IPO price of the Company to arrive at fair value of per share price. When determining the restricted stock discount rate, the option-pricing method was used. Under the option-pricing method, the cost of put option, which can hedge the price change before the privately held share can be sold, was considered as a basis to determine the restricted discount rate for lack of marketability. Based on the analysis, restricted stock discount of 12% was applied on the market price of our ordinary share as of the warrant grant dates. After applying the restricted stock discount, the fair value of the underlying stock was estimated to be $5.94.

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

The warrants expense for the placement agent related to 170,000 warrants was $402,900 as an IPO expense. The warrants expense for the investor relations firm related to 7,500 warrants recognized as general and administrative expenses for the year ended December 31, 2010 and 2009 was $3,944 and $13,831, respectively.

(b) In connection with the first financing after IPO mentioned in Note 1, the Company has also agreed to issue the underwriters a warrant to purchase a number of ordinary shares equal to an aggregate of 10% of the ordinary shares sold in the offering, excluding over-allotments. The warrants will have an exercise price equal to 145% of the offering price.

According to the above agreement, in April 2010, the Company issued to Brean Murray, Carret & Co., LLC and Newbridge Securities Corporation each 107,137 warrants, as a portion of the commission for the second round of security issuance, at a per share purchase price equal to $20.30. These warrants will expire on the five year anniversary of the base date, which will be April 14, 2015. None of these warrants were exercised by the end of year 2010.

The fair value of each warrants award is estimated on the date of grant using a Black-Scholes model that uses the item noted in the following table.

Fair value per share (USD/share)	12.20
Exercise price (USD/share)	20.30
Risk free rate	2.48%
Dividend yield	0.00%
Expected term/Contractual Life (No. of Yrs)	5.0
Expected volatility	59.0%

(1) Fair Value of underlying stocks

Pursuant to Paragraph 30-10 in ASC 718-10, “Compensation-Stock Compensation”, the impact of post vesting restrictions can be taken into account in a closed form option pricing model. The closing price of the Company’s stock as of the valuation date was $14.88. Pursuant to warrant agreement, until 360 days after the grant date, the warrant holders may not sell, transfer, assign, pledge or hypothecate any of its rights pursuant to this warrant. In this respect, we applied a restricted stock discount rate to reflect the lack of marketability of the underlying stock during the lock-up period. Restricted stock discount rate was determined by option pricing method. Under the option-pricing method, the cost of put option, which can hedge the price change before the privately held share can be sold, was considered as a basis to determine the restricted discount rate for lack of marketability. Based on the analysis, restricted stock discount of 18% was applied on the market price of our ordinary share as of the warrant grant dates. After applying the restricted stock discount, the fair value of the underlying stock was estimated to be $12.20.

(2) Strike Price

Exercise price of $20.30 per share was prescribed in warrant agreement.

(3) Life to Expiration

Pursuant to the warrant agreement, the contractual life of the Warrant is five years.

(4) Risk Free Interest Rate

Risk free interest rate of 2.48% was based on the yield to maturity of China international bond with similar life as the Warrants as of the Valuation Date.

(5) Dividend Yield

According to the Management, the expected dividend yield is 0%.

(6) Expected Volatility

As the Company is newly listed company with short trading history, therefore, we considered historical share volatility of comparable companies as a basis for estimate in the Company’s share price volatility in the future. Expected volatility for the warrants of 59% was estimated based on historical stock prices of comparable companies for the period similar to the warrant life.

The fair value of warrants on the grant date of April 14, 2010 is $4.79. The total fair value of warrants was $1,026,390 which was recognized as an IPO expense against additional paid in capital.

16.	Options Issued to Employees

TRIT’s 2009 Stock Incentive plan that was approved by shareholders permits the Company to offer up to 525,500 shares, options and other securities to its employees and director. On September 9, 2009, TRIT granted 525,500 stock options with an exercise price equal to $6.75 to its senior management and employees. The options will vest based on 5 years of continuous service and will have 10-year contractual terms from September 9, 2009. The options will vest over five years at a rate of 20% per year beginning in September 2010. Certain options provide for accelerated vesting upon a change in control (as defined in the employee share option plan). None of the stock options is exercised. The Company had 525,500 stock options outstanding on December 31, 2010 and 2009.

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

The fair value of options on the grant-date of September 9, 2009 was $3.53 per share. The total fair value of options was $1,855,015. 105,100 and 0 options are vested under the employee share option plan as of December 31, 2010 and 2009, respectively.

The Company recognized compensation cost for awards with graded vesting on a straight-line basis over the requisite service period for the entire award. The total option compensation expense recognized for the year ended December 31, 2009 was $114,858 and $371,003 were recognized as expenses for the year ended December 31, 2010. Another $1,369,154 will be recognized as general and administrative expense over the next 1,347 days.

17.	Net Income per Ordinary Share

ASC 260 “Earnings Per Share,” requires dual presentation of basic and diluted earnings per share (“EPS”) with a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue ordinary share were exercised or converted into ordinary share or resulted in the issuance of ordinary share that then shared in the earnings of the entity.

Basic net income per share is computed by dividing net income available to ordinary share holders by the weighted average number of shares of ordinary share outstanding during the period. Diluted income per share is computed by dividing net income by the weighted average number of shares of ordinary share, ordinary share equivalents and potentially dilutive securities outstanding during each period. Potentially dilutive ordinary shares consist of ordinary shares issuable upon the conversion of ordinary share option and warrants (using the treasury stock method). The dilutive effect comes from 525,500 options to employee and 7,500 warrants to investor relations consultant. There are 214,275 warrants to underwriter having anti-dilutive effect due to the fact that the weighted average exercise price per share of these warrants is higher than the weighted average market price per share of ordinary share during the period ended December 31, 2010. The following table presents a reconciliation of basic and diluted net income per share:

	For the Years Ended December 31,
	2010	2009
Net income attributable to Tri-Tech Holding Inc	$7,077,008	$3,850,770
Weighted-average shares of ordinary share used to compute basic net income per share	7,102,436	4,081,301
Effect of dilutive ordinary share equivalents:
Dilutive effect of warrants	2,537	21,984
Dilutive effect of employee stock options	103,996	67,594

Shares used in computing diluted net income per ordinary share	7,208,969	4,170,879

Basic net income per ordinary share	$1.00	$0.94
Diluted net income per ordinary share	$0.98	$0.92

18.	Commitments and Contingencies

Operating Leases

As of December 31, 2010, the Company had commitments under certain operating leases, requiring annual minimum rentals as follows:

2011	$649,590
2012	620,451
2013	441,323
2014	110,473
2015	—

Total	$1,821,837

The leased properties are principally located in the PRC and are used for administration and research and development purposes. The terms of these operating leases vary from one to five years. Pursuant to the contracts, when they expire, we have the rights to extend them with new negotiated prices. Rental expenses were $415,418 and $184,312 for the years ended December 31, 2010 and 2009, respectively.

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

19.	Certain Significant Risks and Uncertainties

Cash includes cash on hand and demand deposits in accounts maintained with banks. Total cash in these banks at December 31, 2010 and 2009, amounted to $23,394,995 and $7,171,464, respectively, of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

The Company’s substantial operations are carried out in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC and by the general state of the PRC’s economy. The Company’s operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company’s results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

The Company has one major customer who represented approximately 22.0% of the Company’s revenue for the year ended December 31, 2010. The project is a Build-Transfer project we entered into in 2010 with a local government agency. The long-term unbilled revenue balance with this customer is $9,557,795 as of December 31, 2010. No other customers represented more than 10% of the Company’s sales for the year ended December 31, 2010, and no customers represented more than 10% of the Company’s sales for the year ended December 31, 2009. Due to the nature of the BT projects, and the creditability of the government agency, the management believes the risk of the client being insolvent is minor.

Our suppliers vary from project to project. Many times, they are specifically appointed by the clients. Most of the material or equipment we purchase are non-unique and easily available in the market. The prices for those purchases, although increasing, are relatively consistent and predictable. A specific supplier might occupy a significant percentage of our total purchase at a certain time for a large contract. The dependence on a specific supplier usually ends when the project is completed. We do not rely on any single supplier for long term.

20.	Related Party Transactions

An administrative officer of the Company leased his personal property to Tranhold as its branch office in Beijing. The monthly rent is $4,395, which approximates market price, from January 1, 2009 to December 31, 2010. The lease agreement terminated immediately after the Company moved into the new office since September 2010.

21.	Social Security Plan

The Company’s subsidiaries in China are required to participate in the social security plan operated by the local municipal government. The Company is required to contribute approximately 20% of its payroll costs, subject to certain caps with reference to average municipal salary, to the employees’ social security fund. The Company charges contributions to its income statement as they become payable in accordance with the local government requirements. The aggregate contributions of the Company to the employees’ social security plan amounted to $131,985 and $49,727 for the years ended December 31, 2010 and 2009, respectively.

22.	Statutory Reserves

The law and regulations of the People’s Republic of China provide that before a Chinese enterprise distributes profits to its shareholders, it must first satisfy all tax liabilities, provide for losses in previous years, and make appropriation, in proportions determined at the discretion of the board of directors, to the statutory reserves. The statutory reserves include the surplus reserve fund and the collective welfare fund. These statutory reserves represent restricted retained earnings.

TTII’s subsidiary in China are required to transfer 10% of its net income, as determined in accordance with the PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the their respective registered capital.

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

As stipulated by the relevant laws and regulations applicable to PRC foreign-invested enterprises, the foreign invested PRC companies are required to make appropriations from net income as determined under PRC GAAP to non-distributable reserves which include a general reserve, an enterprise expansion reserve and an employee welfare and bonus reserve.

Wholly-foreign-owned PRC companies are not required to make appropriations to the enterprise expansion reserve but appropriations to the general reserve are required to be made at not less than 10% of the profit after tax as determined under PRC GAAP.

The employee welfare and bonus reserve is determined by the respective companies’ board of directors. The general reserve is used to offset future extraordinary losses. The subsidiaries may, upon a resolution passed by the shareholders, convert the general reserve into capital. The employee welfare and bonus reserve is used for the collective welfare of the employees of the subsidiaries. The enterprise expansion reserve is used for the expansion of the subsidiaries’ operations and can be converted to capital subject to approval by the relevant authorities. These reserves represent appropriations of retained earnings determined according to PRC law.

For the years ended December 31, 2010 and 2009, the Company made $846,727 and $Nil appropriations to statutory reserves.

23.	Segment and Geographic Information

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

Segment 3: Industrial Pollution Control and Safety

Provide systems for VOC abatement, odor control, water and wastewater treatment, water recycling facilities design, engineering, procurement and construction for oil, gas, petrochemical and power industries, safety and clean production technologies for oil, gas exploration and pipeline.

	For the Years ended December 31, 2010 and 2009
	Segment 1 Water, Wastewater Treatment and Municipal Infrastructure		Segment 2 Water Resource Management System and Engineering Service		Segment 3 Industrial Pollution Control and Safety		Total
	2010	2009	2010	2009	2010	2009	2010	2009
Revenues	$19,120,807	8,960,830	5,462,771	7,839,065	18,951,139	—	$43,534,717	16,799,895
Cost of revenues	13,231,384	5,522,167	3,538,094	4,653,758	11,998,266	—	28,767,744	10,175,925
Operating expenses:
Depreciation and amortization expenses	113,821	67,081	79,357	52,092	132,078	—	325,256	119,173
Other operating expenses	2,604,732	1,410,864	1,321,035	1,037,857	1,861,942	—	5,787,709	2,448,721

Total operating expenses	2,718,553	1,477,945	1,400,392	1,089,949	1,994,020	—	6,112,965	2,567,894

Other income (expenses), net	146,588	(4,977)	(3,989)	125,938	75,585	—	218,184	120,961

Income before income taxes and noncontrolling interest	$3,317,458	1,955,741	520,296	2,221,296	5,034,438	—	$8,872,192	4,177,037

Assets by segment

The Company evaluates its assets by segment to generate information needed for internal control, resource allocation and performance assessment. This information also helps management to establish a basis for asset realization, determine insurance coverage, assess risk exposure, and meet requirements for external financial reporting.

Segment assets of the Company are as follows:

Segment Assets	Segment 1 Water, Wastewater Treatment and Municipal Infrastructure	Segment 2 Water Resource Management System and Engineering Service	Segment 3 Industrial Pollution Control and Safety	Total
As of December 31, 2010	$44,168,017	$14,488,083	$24,106,603	$82,762,703
As of December 31, 2009	$10,952,971	$13,237,317	$—	$24,190,288

24.	Subsequent Event

Management has considered all events and transactions that occurred after December 31, 2010 and through the date the financial statements are issued, and has determined the following subsequent event require disclosure in the consolidated financial statements.

TTB has entered into a Land Use Right purchase agreement with a local government agency - Tianjin Land Resource Bureau Baodi Branch on November 26, 2010. The agreement states that the Company would pay the Tianjin Land Resource Bureau Baodi Branch a consideration of RMB35,000,000, or $5,284,854 in exchange of the Land Use Right of an area of 158,954.2 square meters. This consideration has been fully paid as of December 31, 2010. The company intended to build a Research and Development center in that area in the next 2 years. The land is located at the below address:

West of Tianbao Road, Baodi Economic Development Zone, Tianjin

The land use right is for 50 years starting January 18, 2011. The official land use right certificate is under its application process and is expected to be completed in second quarter of 2011. However, the Tianjin Baodi government has issued a confirmation letter stating that the consideration of land use right has been paid in full. Therefore as per the agreement, TTB is authorized to start construction on the land concerned. The company has confirmed the transfer of the land usage and the acceptance letter was signed on January 18, 2011. The Company has started the amortization of the land use right over the expected duration of 50 years from January 2011 with RMB58,333, or about $8,800 per month.

On March 8, 2011, 93,700 options under the Company’s 2009 Stock Incentive Plan have been exercised at a price of $6.75 per share, which led to an increase in ordinary shares by 93,700 shares and additional paid in capital by $632,381.