Form 10-Q
period 2011-03-31
Tri-Tech Holding, Inc.
filed 2011-05-16
CIK 1460801

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The Company is authorized to issue 30,000,000 ordinary shares, $0.001 par value per share. As of the date of this report, the Company has 8,124,433 outstanding ordinary shares, excluding 21,100 treasury shares.

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

ii

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

See the financial statements following the signature page of this report, which are incorporated herein by reference.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those described herein.

Company Overview

Tri-Tech Holding Inc. (the “Company”) is a leading provider of integrated solutions to China’s water resource management and environmental protection industries. Headquartered in Beijing, China, the Company currently has 239 employees among its eight subsidiaries: (1) Tri-Tech International Investment, Inc. (“TTII”), (2) Tri-Tech (Beijing) Co., Ltd. (“TTB”), (3) Beijing Satellite Science & Technology Co. (“BSST”), (4) Ordos Tri-Tech Anguo Investment Co., Ltd. (“TTA”), (5) Tianjin Baoding Environmental Technology Co., Ltd. (“TBD”), (6) Tranhold Environmental (Beijing) Tech Co., Ltd. (“Tranhold”), (7) Beijing Yanyu Water Tech Co., Ltd. (“Yanyu”) and (8) Tri-Tech Infrastructure LLC, a Delaware limited liability company located in the United States (“TIS”). Since its incorporation in 2002, the Company has successfully implemented more than 500 projects in 30 provinces, municipalities and autonomous regions throughout China.

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

The Company’s Internet website, www.tri-tech.cn, provides a variety of information about the Company. Its annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K filed with the United States Securities and Exchange Commission (the “SEC”) are available, as soon as practicable after filing, at the investor relations page on its website, or by a direct link to its filings on the SEC’s free website.

Principal Products or Services and Their Markets

The three segments of the Company’s business are: (i) Water, Wastewater Treatment and Municipal Infrastructure, (ii) Water Resource Management System and Engineering Services, and (iii) Industrial Pollution Control and Safety. Through its subsidiaries, the Company provides self-manufactured, proprietary and third-party products, system integration and other services in the fields of environmental protection, and water resource monitoring, development, utilization and protection. The Company designs water works and customized facilities for reclaiming and reusing water, sewage treatment and solid waste disposal for China’s municipalities and larger cities. These systems combine process equipment, software, controls and instruments, information management systems, resource planning and local and distant networking hardware that include sensors, control systems, programmable logic controllers, and supervisory control and data acquisition systems. The Company designs systems that track natural waterway levels for drought control, monitor groundwater quality and assist governmental agencies in managing water resources. It also provides systems for volatile organic compound (“VOC”) abatement, odor control, water and wastewater treatment, water recycling facilities design, project engineering, procurement and construction for petroleum refineries, petrochemical and power plants as well as safety and clean production technologies for oil and gas field exploration and pipelines.

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

Segment 1: Water, Wastewater Treatment and Municipal Infrastructure

This segment includes projects involving municipal water supply and distribution, wastewater treatment and gray water reuse engineering, procurement and construction (“EPC”); build and transfer (“BT”); proprietary process control systems; process equipment integration, and proprietary odor control systems; and other municipal facilities engineering, operation management and related infrastructure construction projects. Two of the Company’s representative projects in this segment include the Ordos drinking water treatment plan, with a total contract value of $40 million, which was started in August 2010 and is expected to be completed in June 2011, and the Xinjiang Kuitun wastewater treatment project, expected to generate revenues of $6.2 million, which was started in June 2010 and is expected to be completed in September 2011.

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

Segment 3: Industrial Pollution Control and Safety

Projects in this segment include systems for VOC abatement; odor control; water and wastewater treatment; the design, engineering, procurement and construction of water recycling facilities for oil, gas, petrochemical and power industries; and safety and clean production technologies for oil and gas exploration and pipeline. A representative project in this segment is the Puguang Industrial Network project in Dazhou city, Sichuan province.

Revenues by Segment

In the quarter ended March 31, 2011, the Company had total revenue of $17.6 million, including $12.9 million in Segment 1, $1.6 million in Segment 2, and $3.0 million in Segment 3. The table presented below shows the performance of each of the business segments for the first quarter of 2011. Segment 1 contributed 73.5% of the total revenues; Segment 2 contributed 9.4%; and Segment 3 contributed the remaining 17.1%.

	Quarter Ended March 31, 2011
	Segment 1:	%	Segment 2:	%	Segment 3:	%	Total	%
System integration	$12,904,386	100%	$125,967	7.7%	$2,840,141	94.4%	$15,870,494	90.4%
Hardware products	$—	0%	$1,515,092	92.3%	$167,625	5.6%	$1,682,717	9.6%
Software products	$—	0%	$—	0%	$—	0%	$—	0%

Total revenues	$12,904,386	73.5%	$1,641,059	9.4%	$3,007,766	17.1%	$17,553,211	100%

Backlog and Pipeline for 2011

For the year 2011, with a strong backlog, the Company anticipates that its revenues will reach a range of $69 million to $80 million. Its net income will likely be between $11 million and $12.8 million. Assuming the number of total outstanding shares remains at 8,124,433, excluding the 21,100 shares held in treasury, the Company expects earnings-per-share to range from $1.35 to $1.58. The fully diluted earnings- per-share for the first quarter of 2011 is $0.21.

The Company’s backlog represents the amount of contract work remaining to be completed, that is, revenues from existing contracts and work in progress expected to be recognized in 2011, based on the assumption that these projects will be completed on time according to the project schedules. As of March 31, 2011, the Company had a total backlog of $48.3 million, including $40.4 million in Segment 1 and the remaining $7.9 million in Segment 2 ($1 million) and Segment 3 ($6.9 million).

The Company is currently expecting potential projects in the pipeline with a total expected value of $100.6 million, of which approximately $63.0 million is for Segment 1, $26.2 million is for Segment 2 and $11.4 million is for Segment 3.

General Factors Affecting the Company’s Results of Operations

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

The Company’s business growth has been driven primarily by steadily increasing demand for its products and services. The complexity and scale of the projects have grown from those involving single pieces of equipment to projects involving comprehensive systems as well as general contracting for complete solutions. The Company now undertakes projects to design and build entire treatment plants and complicated flood monitoring and forecasting systems for river basins. Due to China’s increasing urbanization and growing economy, the Company expects that it will continue to earn a substantial majority of revenues from its products and services in water resource management and municipal wastewater treatment.

The Company is continually focusing its resources on expanding to areas outside of its current bases of operation in China and on increasing its market share in the regions it serves. In addition, the Company will allocate its resources to innovate its technology, to develop applications, to improve its larger project execution capabilities and to market its brand to customers.

Macro-Economic Factors and Business Trends

According to the China State Bureau of Statistics, China’s gross domestic product (“GDP”) for the quarter ended March 31, 2011 reached RMB 9.6 trillion (or $1.5 trillion), an increase of 9.7% over the same period in 2010. However, the growth rate decreased by 2.2% compared to the same period in 2010. The rate of increase declined somewhat, indicating a moderate slowing in the rate of expansion of the Chinese economy. Though China is affected by the current complex world economic situation, as well as the pressing tasks of the Chinese government to control high energy production capacity, to regulate real estate and to control the escalation of inflation, the Chinese government expects to maintain a growing economy in 2011. GDP growth for 2011 is expected to reach approximately 7%, according to the draft of the 12th Five-Year Plan released in early March 2011. The Company believes the growth rates primarily reflect active industry structural readjustments such as aggressive energy conservation, emission reduction and elimination of backward production capacity.

In addition, industrial production and fixed asset investment (“FAI”) in China continued to grow during the first quarter of 2011. The industrial production growth rate was 14.4% for the quarter ended March 31, 2011, a 5.2% decrease from the growth rate for the same period in 2010. By region, the industrial production growth rates for East China, Central China and West China in the first quarter of 2011 were 12.9%, 17.1% and 16.6%, respectively. The overall FAI reached RMB 3.9 trillion (or $604.4 billion), an increase of 25% over the same period in 2010. By region, urban FAI for East China, Central China and West China in the first quarter of 2011 was 21.6%, 31.3% and 26.5%, respectively. The high FAI growth rate in the central and west China is an indicator of rapid economic growth in 2011 in these areas, leading to higher industrial growth, energy consumption and pollution. These are the major areas that the Company’s marketing force is targeting in the next 2 to 3 years.

According to the notification from the Ministry of Housing and Rural Development, the accelerating municipal solid waste disposal capacity will reach a 74% pollution-free disposal rate throughout China in 2011. The industry needs for municipal solid waste disposal is expected to be released during the next five years. The annual output of municipal solid waste is approximately 300 million tons in China. It is anticipated that investment in municipal solid waste disposal and management will be over RMB 200 billion during the 12th Five Year Plan as the government is paying great importance to the related infrastructure construction. The solid waste pollution-free disposal rate will be taken as an important measure of government officers’ achievements. It is anticipated that the National Municipal Solid Waste Pollution-Free Disposal Infrastructure Construction Plan (2011-2015) will be approved in 2011. It is believed this will present not only challenges but also vast potential opportunities for growing and strengthening the Company

During the 12th Five-Year Plan (2011-2015), total spending for the environmental protection sector is expected to reach RMB 3.1 trillion (or $470 billion), an increase of 121% over the 11th Five-Year Plan period. Expenditures in the 12th Five-Year Plan are expected to include RMB 1 trillion (or $150 billion) on operating costs for environmental facilities. The total spending is expected to reach 7-8% of GDP in 2015. The CAGR is expected to reach 15-20% for the next 15 to 20 years, according to the Deputy Minister of Environment Protection. The Company expects that the investment in China’s environmental protection sector will continue to increase.

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

Based on the data shown above, the Company believes it is likely to continue its rapid growth in 2011 and beyond because of the increased government investment commitment in China’s water and environmental protection infrastructure.

New Opportunities in Business

Segment 1: Water, Wastewater Treatment and Municipal Infrastructure

It is expected that the Chinese government will issue the following two significant environmental protection policies in the first half of 2011: the Energy Conservation & Environmental Protection Industry Development Plan, and the National 12th-Five Year Environmental Protection Plan. Under these two policies, environmental products and services will become the most government-supported aspects of its financial budget, tax and capital funding. Recently, the China National Development & Reform Committee released its 2011 objectives for resources conservation and environment protection; the main objectives include an 80% municipal wastewater treatment rate and a 74% pollution-free disposal rate for municipal solid waste. Vast development opportunities are anticipated in wastewater treatment, as the major sub-industry of the environment industry.

The Ministry of Housing and Urban-Rural Development has outlined the following key points with regard to the wastewater treatment market in China, including increased wastewater treatment capacity per day in most cities, increased number of cities having wastewater treatment plants. The Company is expanding its geographical reach from its current bases of operations to the rest of China, including Hubei, Shaanxi, Sichuan and Heilongjiang Provinces and the Inner Mongolia and Xinjiang Autonomous Regions.

Due to the shortage of fresh water resources, the Chinese government requires all new power plants in China’s coastal areas to build seawater desalination plants simultaneously, to provide the processed water for the operation of power plants as well as for adjacent commercial and residential uses. As the deadline for full compliance with the new water standards approaches, the Company is getting more involved in the application of its advanced technologies, such as membrane technology, disinfection and online monitoring, and upgrading, retrofitting or replacing existing treatment facilities to meet the new government requirements.

Segment 2: Water Resource Management Systems and Engineering Services

According to the China water resources construction and management working conference, over RMB 80 billion was spent by the central government in water conservancy. Investment from different resources in water conservancy is expected to be over RMB 200 billion, which is an eight year high. The Ministry of Water Resources issued an urgent notice requesting the central government spending budget on water conservancy from last year must be allocated and the spending rate should be over 90%.

The Assistant Minister of Finance said RMB 128 billion will be spent on water conservancy from the central financial budget in 2011 and over RMB 200 billion will be spent if including spending from local and social finance. In recent years, China’s spending growth rate for water conservancy has been significantly lower than that of FIA. Upon the issuance of No. 1 Circular on Water Conservancy and related policies, the Company expects that spending on water conservancy in China will continue for a long period.

Based on the data shown above, the Company believes it is likely to continue its growth throughout 2011 and beyond because its business is poised to directly benefit from China’s increased investment in its water and environmental protection infrastructure as China focuses more on the sustainability of its economic growth.

At the same time, the Company keeps seeking business opportunities for mountain torrent control county projects. In order to continue to pursue these opportunities, its management plans to maintain the Company’s existing market share and put together a comprehensive business implementation plan to include internal cash funding for its projects, secure large domestic bank financing, add personnel, establish additional new project offices in strategic geographic locations, increase production capacity of RTU and other equipment, develop a procurement plan, and enter into strategic partnerships with manufacturers where advantageous.

According to the hydrological station construction plan and targets of the MWR in the 12th-Five Year Plan, online monitoring for cross-boundary water volume and water quality of all major rivers will be achieved during the 12th-Five Year Period. The Company therefore expects that more of the government budget will be allocated to water volume and quality monitoring, water quality labs and portable testing devices.

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

Strategies for Growth

Segment 1: Water, Wastewater Treatment and Municipal Infrastructure

The Company is continuously working on expanding its geographical reach from its base of operations near Beijing, Tianjin, Hubei, Hunan, Ningxia, Inner Mongolia, Xinjiang, Shaanxi, Sichuan, and Heilongjiang Provinces and Autonomous Regions. Recently, the expansion has reached to Anhui, Shanxi and Shandong Province.

The Company is expanding its capabilities from sub-contracting to prime contracting services. It has grown from a provider of system integration and hardware to a company capable of engineering, procurement and construction of municipal water, wastewater and solid waste disposal facilities. As it continues to grow, the Company intends to focus its business on larger projects and possibly more high quality BT projects.

Segment 2: Water Resources Management Systems and Engineering Services

In this segment, the Company is gradually transforming from a partial solutions provider to a comprehensive total solution provider for larger scale river basin projects. The Chinese government’s decision to initiate new programs and allocate significant investment for their implementation offers the Company significant business opportunities. It has been investing resources to develop water quantity and water quality monitoring technologies and upgrade its proprietary products. The Company also introduced overseas advanced hydrological, water quantity and quality monitoring instruments for application development. Its goal is to ensure that it keeps pace with development and automation in the water sector.

Segment 3: Industrial Pollution Control and Safety

The Company is strengthening its industrial pollution services for the energy sector such as the oil and petrochemical industry. While it has previously implemented air pollution control systems for the petrochemical industry, the Company also believes that there are significant business opportunities, such as water and wastewater treatment and process safety, in adjacent industries. With its BSST subsidiary, the Company set up a new business unit in the first quarter of 2011 to focus on the business of water and wastewater treatment in the oil and petrochemical industry.

In addition to the traditional EPC business, the Company started to engage in the BT business model. Its current BT project is the Ordos drinking water treatment plant. The BT model is a contractual arrangement where the project proponent undertakes the financing and construction of a given infrastructure or development facility and after its completion turns it over to the government agency or local government unit, which shall pay the proponent on an agreed schedule its total investment on the project, plus a reasonable rate of return thereon. Under a BT contract, a developer or project company provides the financing for the project and receives in turn a medium- to long-term municipal payment obligation, typically 2 to 3 years in the case of the Company’s projects. As the Ordos project progresses, the Company is gaining experiences in the BT project process, and is positioning itself to explore the possibilities of the BT business model in the future, to help cities utilize new strategic and financing paradigms and to implement value-added solutions for the government agencies.

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

As a result of its leading position in the industry, the Company is actively participating in the drafting of industrial standards and guidelines with the China state ministries. The Company has participated in drafting Technical Standards and Guidelines of the Automatic Hydrologic Measuring & Report Systems for the Ministry of Water Resources as well as Technical Guidelines of the Municipal Sewage Treatment Plant Operation, Management and Safety for the Ministry of Construction. In the first quarter of 2011, the Company was invited to participate in the Water Information Forum in Fujian Province held by the Disaster Reduction Committee of the China Hydraulic Engineering Society and the Company displayed its Yanyu mountain torrent monitoring and forecasting products and system platform at the forum.

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

Principal Suppliers

The Company’s suppliers vary from project to project. Often, they are specifically appointed by the clients. Most of the materials or equipment the Company purchases are not unique and are easily available in the market. The prices for those purchases, although increasing, are relatively consistent and predictable. A specific supplier might occupy a significant percentage of the Company’s total purchase at a certain time for a large contract. The dependence on a specific supplier usually ends when the project is completed. The Company does not rely on any single supplier in the long term.

Customers and Marketing

The Company operates on a project basis, and this particular nature does not usually allow it to create a long term relationship with its customers. The Company negotiates with various government agencies, municipalities, industrial enterprises and/or their prime contractors in order to secure and undertake its various contracts. The Company’s major customers usually account for a certain percentage of its total sales. Its top customer represented approximately 70% of the total revenue, and in the same period last year its top five customers represented 68.9% of the total revenue. Although the Company is dependent on its large clients to a certain degree, unlike other commercial businesses, its collectability for accounts receivables are relatively secure due to the nature of its client bases, i.e., government agencies or large state-owned enterprises.

Patents and Proprietary Rights

The Company currently has a total of 23 software copyrights and two product patents in China. Recently, Tri-Tech as a trademark was registered with the Trademark Office of the State Administration for Industry and Commerce of the PRC under category 7- Products: Separators, and category 40 – Services: waste and waste management.

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

Employees

As of March 31, 2011, the total headcount of the Company was 239, of which 101 (42%) are in technical support project management, 58 (24%) are in the sales department, 19 (8%) are in research and development, 21 (9%) are in the finance department, and 40 (17%) are in general and administrative functions. The Company’s teams are very stable compared to its peers. Many of its employees have been with the Company since its inception.

Research and Development

The Company focuses its research and development efforts on improving its development efficiency and the quality of its products and services. Currently, its research and development team consists of 19 experienced researchers, engineers, software developers and programmers. In addition, some of the support employees regularly participate in research and development programs. In the three-month periods ended March 31, 2011 and 2010, the Company spent $39,985 and $59,428, respectively, on research and development activities. There are three major on-going R&D projects related to software product development and product research. The development phase projects are expected to be completed in the second half of 2011.

The development progress for the research and development facility is on schedule. It is for one of the Company’s subsidiary, TBD in the Tianjin Baodi Economic Development Area. As the research and development base for the Company, TBD focuses on technology development, software development, pilot testing, pre-installation/pre-assembly and manufacturing of the company’s proprietary products. The first two phases of the R&D center are planned to be completed in 2014 with a total capital budget of $18 million for both phases. The R&D center construction phase one ground-breaking ceremony was held on April 29, 2011.

In addition to its current R&D projects, the Company is also pursuing cooperative opportunities with several industrial companies in the U.S. and Europe. The technologies the Company is pursuing include MBR membrane technology, forward osmosis membrane technology, the latest ecological engineering for wastewater treatment and advanced solid-liquid separation technology.

The Company entered into a license agreement for the new forward osmosis (“FO”) technology with Hydration Technology Innovations, LLC (“HTI”) in 2010. The Company will construct and operate one or more FO pilot units incorporating the licensed technology. The Company is authorized and licensed to construct and operate such pilot units in both municipal and industrial sites for wastewater treatment testing, demonstration and evaluation. The HTI personal hydration products are at the development stage, and design changes for localization are undergoing.

Properties

The Company’s primary office location is the 15th and 16th Floor of Tower B, Renji Plaza, 101 Jingshun Road, Chaoyang District, Beijing 100102 China. The total rental space for the 2 floors is 908 square meters for the 15th floor and 986 square meters for the 16th floor. The lease contract for this location is from September 1, 2010 to August 31, 2013. The Company also has a 1,300 square meter rental office in Tianjin, located at Huayuan Property Management Zone, 4th Floor, Kaide A Complex, 7 Rongyuan Road, Tianjin, with a rental term to expire in December 2014. In addition, the Company has three other rental office locations in various areas of Beijing, for which the lease contracts expire at various times no later than August 26th, 2012.

TTB entered into a land use right purchase agreement with a local government agency, Tianjin Land Resource Bureau Baodi Branch on November 26, 2010. The agreement was for the land use right of an area of 158,954.2 square meters in exchange for the consideration of RMB 35 million, or $5.3 million. This consideration has been fully paid as of December 31, 2010. The land is located at West of Tianbao Road, Baodi Economic Development Zone in Tianjin. The land use right is for 50 years starting January 18, 2011. The official land use right certificate is under its application process and is expected to be completed in the second quarter of 2011. However, the Tianjin Baodi government has issued a confirmation letter stating that the consideration for the land use right has been paid in full. Therefore, as per the agreement, TTB is authorized to start construction on the land. The Company has confirmed the transfer of the land use right and the acceptance letter was signed on January 18, 2011. The Company has started the amortization of the land use right over the expected duration of 50 years from January 2011 with RMB 180,338, or $27,394 per quarter. The first phase of the construction is in progress and expected to be completed by 2012.

Operating Performance Overview

The Company’s 2011 first quarter results reflect a stable growth. Highlights of its financial results include:

•

Total revenue increased to $17,553,211 in the first quarter of 2011, an increase of $13,315,097 or 314%, from $4,238,114 in the same period 2010. This increase is primarily attributable to the following factors:

•	Systems integration revenue increased from $3,508,085 in the first quarter of 2010 to a total of $15,870,494 in the same period in 2011, an increase of $12,362,409 or 352.4%.

•	Revenue from hardware products increased to $1,682,717 in the first quarter of 2011, an increase of $1,335,636, or 384.8%, from $347,081 in the first quarter of 2010.

•

The above increases were offset by a decrease of $382,948 in revenue from software products, or 100%, from $382,948 in the first quarter of 2010 to $0 in the same period for 2011. We did not have any software product sales in the first quarter of 2011. Although there were no sales in the software product category, software development related work was done as part of system integration projects; therefore, it was accounted for in system integration revenue category.

•

Total cost of revenue increased by $10,071,793 from $2,471,238 in the first quarter of 2010 to $12,543,031 in the first quarter of 2011, a 407.6% increase compared with the same period in 2010. This increase is attributable to the revenue categories of system integration, 441.6% increase, and hardware products, 188.1% increase.

•

Total operating expenses were $2,420,952 for of the first quarter of 2011, or 13.8% of the total revenue, compared with $939,144, or 22.2% of the total revenue in the same period for 2010. This represents an increase of $1,481,808, or 157.8%. The following factors contributed to the increase of total operating expenses:

•

Selling and marketing expenses increased by $176,033, or 127.4%, from $138,140 in the first quarter of 2010 to $314,173 in the same period for 2011. Such expenses represent 1.8% of the total revenue for the first quarter of 2011 and were primarily due to the growth of the sales force and the implementation of strategic growth plans and initiatives.

•

General and administrative expenses increased by $1,325,218, or 178.7%, from $741,576 in the first quarter of 2010 to $2,066,794 in the same period for 2011. The general and administrative expenses represent 11.8% and 17.5% of the total revenue in the first quarter of 2011 and 2010, respectively.

•

Research and development expenses decreased by $19,443, or 32.7%, from $59,428 in the first quarter of 2010 to $39,985 in the first quarter of 2011. R&D expenses accounted for 0.2% and 1.4% of the total revenue for the first quarter of 2011 and 2010 respectively.

•

Operating income increased to $2,589,228 in the first quarter of 2011, an increase of 212.8%, from $827,732 in the first quarter of 2010, representing 14.8% and 19.5% of the total revenue in the first quarter of 2011 and 2010 respectively.

•	Other income decreased by $64,247, or 106.8%, from income of $60,180 in the first quarter of 2010, or 1.4% of total revenue, to expense of $4,067 in the first quarter of 2011.

•	Net income attributable to TRIT increased to $1,698,981, or $0.21 per diluted share, for the first quarter of 2011, from $817,614, or $0.15 per diluted share, for the first quarter of 2010.

Results of Operations

	2011 Q1	% of Sales	2010 Q1	% of Sales	Change	% Change
Revenue	$17,553,211	100.0%	$4,238,114	100.0%	$13,315,097	314.2%
Cost of Revenues	12,543,031	71.5%	2,471,238	58.3%	10,071,793	407.6%
Selling and Marketing Expenses	314,173	1.8%	138,140	3.3%	176,033	127.4%
General and Administrative Expenses	2,066,794	11.8%	741,576	17.5%	1,325,218	178.7%
Research and Development	39,985	0.2%	59,428	1.4%	(19,443)	-32.7%
Total Operating Expenses	2,420,952	13.8%	939,144	22.2%	1,481,808	157.8%
Operating Income	2,589,228	14.8%	827,732	19.5%	1,761,496	212.8%
Other (Expenses) Income, net	(4,067)	0.0%	60,180	1.4%	(64,247)	-106.8%
Income Before Provision for Income Taxes	2,585,161	14.7%	887,912	21.0%	1,697,249	191.2%
Provision for Income Taxes	405,636	2.3%	67,773	1.6%	337,863	498.5%
Less: Net Income Attributable to Non-controlling Interests	480,544	2.7%	2,525	0.1%	478,019	18931.4%
Net Income Attributable to Tri-Tech Holding Inc.	$1,698,981	9.7%	$817,614	19.3%	$881,367	107.8%

The Company’s revenues are subject to value added tax (“VAT”), sales tax, urban maintenance and construction tax and additional education fees. Among the above taxes, VAT has already been deducted from the calculation of revenue.

Revenue

In the first quarter of 2011, the Company focused its effort on its existing major projects to achieve stable growth in the sales of hardware products and system integration. The software product related businesses are all conducted as parts of the system integration. Therefore, they are accounted in the system integration category.

The Company’s revenue for the first quarter of 2011 was $17,553,211, an increase of $13,315,097, or 314.2%, compared with the total of $4,238,114 in the first quarter of 2010. This increase is primarily attributable to an increase in the system integration category, from $3,508,085 in the first quarter of 2010 to $15,870,494 in the same period for 2011, or an increase of 352.4% primarily as a result of the Ordos project. Revenue from Segment 1, water and wastewater treatment and municipal infrastructure continued to be very strong, constituting 74% of the total revenue. The Segment 2, water resource management and engineering segment revenue totaled $1,641,059 or 9.4% of the total revenue, mostly in the system integration category. Segment 3, industrial pollution control and safety constituted 17.1% of the total revenue for the first quarter, also mostly in the system integration aspect of the Company’s business.

Cost of Revenue

Cost of revenue was $12,543,031 in the first quarter of 2011, an increase of $10,071,793, or 407.6%, from $2,471,238 in the first quarter of 2010. The system integration category, which was the largest contributor to the revenue increase, was also the largest contributor to the increase in the total cost of revenue, totaling $11, 650,749 or 92.9% of the total cost of revenue. The cost of revenue increase in this category, compared to the first quarter of 2010, is by $9,499,534, or 441.6%, from $2,151,215 in the first quarter of 2010 to $11,650,749 in the first quarter of 2011. The increase is mainly the result of the Ordos BT project, which was at 45% completion by end of the first quarter of 2011.

Cost of revenue is based on total actual costs incurred plus estimated costs to completion applied to percentage of completion as measured at different stages. It includes material costs, equipment costs, transportation costs, processing costs, packaging costs, quality inspection and control, outsourced construction service fees and other costs that directly relate to the execution of the services and delivery of projects. Cost of revenue also includes freight charges, purchasing and receiving costs and inspection costs when they are incurred. In the first quarter of 2011, depending on different projects, about 70-90% of the cost was related to equipment purchases. About 5 to 15% was related to outsourced construction services. The remainder was related to other costs directly associated with each specific project.

The Company’s gross margin decreased from 41.7% in the first quarter of 2010 to 28.5% in the first quarter of 2011. The major reason is most of the revenue for the first quarter of 2011 is for the Ordos project, which, given the scale of the project, has a relatively low gross margin. At the same time, the Company has been more conservative on the estimates of Ordos project costs. Higher accrued project costs also caused the lower gross margin. Normally, the larger the size of the project, the lower the gross margin will be. The Company’s strategy is to carefully choose more high quality BT projects, which means the gross margin is going to remain at the current level. However, in the next two to three years, the Company plans to continuously look for ways to minimize the negative impact on its gross margin through optimizing product and system design, leveraging purchasing bargaining power, and exploring supply chain financing and local equipment sourcing.

Change on Expense Classification

In order to present the financial reports in a more standardized format, to provide more useful financial data to assist investors’ decision making, and relevant financial analysis, beginning in 2011, the Company started to allocate its depreciation and amortization expenses into the expense categories according to the related functions, such as selling and marketing, general and administration, and research and development. Certain amounts in the same period of last year have been reclassified to conform to the current presentation.

Selling and Marketing Expenses

In the first quarter of 2011, total selling and marketing expenses increased by $176,033 or 127.4% from $138,140 in the first quarter of 2010 to $314,173. This increase was caused by an increase in salary related expenses of $79,382, from $36,443 to $115,825 in the first quarter of 2011, (217.8% increase compared with the first quarter of 2010), travel expenses of $53,157 from $13,114 to $66,271 in the first quarter of 2011 (405.3% increase compared with the first quarter of 2010), and other selling expenses of $46,678 from $34,801 to $81,479 in the first quarter of 2011 (134.1% increase compared with the first quarter of 2010). At the same time, the Company’s entertainment expenses decreased by $3,184, or 5.9% compared with the first quarter of 2010.

General and Administrative Expenses

General and administrative expenses increased by $1,325,218, or 178.7%, from $741,576 in the first quarter of 2010 to $2,066,794 in the first quarter of 2011. Out of this increase, $117,924 was for officers’ salaries, which increased from $49,540 in the first quarter of 2010 to $167,464 in the first quarter of 2011, an increase of 238%. Mid-level management, technical support team, and other office staff salaries increased by $359,687, or 210.1%, from $171,230 in the first quarter of 2010 to $530,917 in the first quarter of 2011. Other headcount-related expenses, such as endowment and social insurance, increased by 132.7% and 369.8% to $52,136 and $80,076, in the first quarter of 2011. Rent increased by $114,060, or 164.8%, from $69,227 in the first quarter of 2010 to $183,287 in the first quarter of 2011 due to office relocation. Professional fees increased by $137,295, or 294.7%, from $46,591 to $183,886, which was mainly for investor relation services and conferences. Amortization of intangible assets and software increased by $127,454, or 725.7%, from $17,562 to $145,016. This increase was due to the purchase of some major software in BSST and the amortization of land use right for about $9,131 per month. Other G&A expenses increased by $338,125 or 102.7% from $329,128 to $667,253 in the first quarter of 2011. Those are mainly for office expenses, utilities, travel, communication and other services.

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

The Company’s operations are subject to income and transaction taxes in China since most of the business activities take place in China. Significant estimates and judgments are required in determining the Company’s provision for income taxes. Some of these estimates are based on interpretations of existing tax law or regulations, as well as predictions related to future changes in these law and regulations. The ultimate amount of tax liability may be uncertain as a result. The Company does not anticipate any events which could change these uncertainties.

The Company and its subsidiaries are subject to income taxes on an entity basis on income arising in or derived from the tax jurisdictions in which each entity is domiciled. According to the New Enterprise Income Tax Law in China, the unified enterprise income tax (“EIT”) rate is 25%. However, two of the Company’s subsidiaries are eligible for certain favorable tax policies for being high-tech companies.

	EIT Rate for the Quarters Ended March 31, (Unaudited)
	2011	2010
	%	%
TTB (effective until the end of 2011)	7.5	7.5
BSST	15	25
Yanyu	25	25
Tranhold	25	25
TTA	25	—
TBD	25	25

Consolidated Effective EIT	16	8

The favorable income tax treatment for TTB of 7.5% is going to expire at the end of 2011. Afterwards, the EIT rate could be either 15% if TTB passes the qualification of high-tech company, or 25% if it does not pass the qualification. The Company is confident that TTB will qualify as a high-tech company. The provision for income tax for the first quarter of 2011 was $405,636.

Net Income before Income Taxes

In the quarter ended March 31, 2011, the Company’s net income before provision for income taxes was $2,585,161, an increase of $1,697,249, or 191.2%, compared to $887,912 in 2010. The Company’s provision for income taxes increased by $337,863, from $67,773 in the first quarter of 2010 to $405,636 in 2011. The increase in income taxes for 2010 was primarily driven by an increase in income from ordinary business operations. In the first quarter of 2011, net income attributable to the shareholders of TRIT was $1,698,981, an increase of $881,367, or 107.8%, from $817,614 for the same period in 2010.

Liquidity and Capital Resources

As highlighted in the consolidated statements of cash flows, the Company’s liquidity and available capital resources are impacted by four key components: (i) cash and cash equivalents, (ii) operating activities, (iii) financing activities and (iv) investing activities.

Statement of Consolidated Cash Flows for the Quarters Ended March 31, 2011 and 2010 is as follow:

	2011 Q1	2010 Q1	Difference
	($)	($)	($)

Net cash used in operating activities	(788,615)	(583,819)	(204,796)

Net cash used in investing activities	(295,998)	(373,725)	77,727

Net cash provided by financing activities	442,696	1,074,491	(631,795)
Effects of exchange rate changes on cash and cash equivalents	93,690	(86,175)	179,865
Net (decrease) increase in cash and cash equivalents	(548,227)	30,772	(578,999)

Cash and cash equivalents, beginning of period	23,394,995	7,171,464	16,223,531

Cash and cash equivalents, end of period	22,846,768	7,202,236	15,644,532

Cash and Cash Equivalents

On March 31, 2011, the Company’s cash and cash equivalents amounted to $22,846,768. The Company has been conservative in managing its cash flow. The restricted cash as of March 31, 2011 and December 31, 2010 amounted to $2,321,142 and $1,505,617, respectively, which is not included in the total of cash and cash equivalents. The restricted cash consisted of deposits as collaterals for the issuance of letters of credit. The Company’s subsidiaries that own these deposits do not have material cash obligations to any third parties. Therefore, the restriction does not impact the liquidity of the Company.

Operating Activities

Net cash used for operating activities was $788,615 for the quarter ended March 31, 2011, compared with that of $583,819 in the quarter ended March 31, 2010. An increase of $204,796 in operating cash outflow was mainly attributable to the lag between revenue recognition and cash collection for the BT project in the first quarter of 2011. This increase is not unexpected, since it is common that most of the cash collection happens in the second half of the year. Given the percentage increase of the total revenue, and considering the fact that no cash has been collected for the Ordos project which consists of close to 70% of the first quarter revenue, the accounts receivable from other projects have been well managed. As the Company focuses more on its newly adapted BT business model, it is believed that it is highly likely the Company is going to face a more critical cash position in the next two quarters. However, the Company is confident that as soon as it passes this rapid takeoff stage, and the cash collection for some major projects begins to catch up, this particular tightness of cash will ease substantially.

Investing Activities

Net cash used for investing activities was $295,998 in the first quarter of 2011, compared to $373,725 in the same period of 2010. The decrease was due to the conservative strategy of the Company based on the current economic environment. For the remainder of the 2011 year, the Company’s investment strategy will be to shift the majority of its capital expenditures to research and development for new technology and products.

Financing Activities

The cash provided by financing activities was $442,696 in the first quarter of 2011, compared to $1,074,491 provided in the same period of 2010. In the first quarter of 2010, the cash inflow was due to the exercise of 134,000 options at strike price of $8.10.

Effect of Exchange Rate Changes on Cash and Cash Equivalents

Net cash gain due to currency exchange was $93,690 in the quarter ended March 31, 2011, an amelioration of $179,865 compared to a loss of $86,175 in the same period of 2010.

Restricted Net Assets

The Company’s ability to pay dividends is primarily dependent on its receiving distributions of funds from its subsidiaries, which is restricted by certain regulatory requirements. Relevant Chinese statutory laws and regulations permit payments of dividends by the Company’s Chinese subsidiaries only out of their retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. In addition, the Company’s PRC subsidiaries are required to set aside at least 10% of their after-tax profit after deducting any accumulated deficit based on PRC accounting standards each year to its general reserves until the accumulative amount of such reserves reach 50% of its registered capital. These reserves are not distributable as cash dividends. The Company’s off-shore subsidiaries, TIS and TTII, do not have material cash obligations to third parties. Therefore, the dividend restriction does not impact the liquidity of the companies. There is no significant difference between accumulated profit calculated pursuant to PRC accounting standards and those pursuant to U.S. GAAP. As of both March 31, 2011 and December 31, 2010, restricted retained earnings was $897,382, and restricted net assets was $3,579,295. Unrestricted retained earnings as of March 31, 2011 and December 31, 2010 were $14,262,605 and $12,563,624, respectively, which were the amounts available for distribution in the form of dividends or for reinvestment.

Working Capital and Cash Flow Management

As of March 31, 2011, the Company’s working capital was $28,179,273, including cash and cash equivalents of $22,846,768.

Due to the increase in purchase orders, the Company has experienced tremendous pressure from a shortage in working capital. The Company received net proceeds from its follow-on offering of $30,251,442 in 2010, of which it has used $21,880,000, or 71.5%, on working capital, product research and development, acquisition and sales and marketing.

However, the Company may require additional cash to undertake new and larger projects or to complete strategic acquisitions in the future. In the event its current capital is insufficient to fund these and other business plans, the Company may take the following actions to meet such working capital needs:

•

The Company may look into the possibility of optimizing its funding structure by obtaining short- and/or long-term debt through commercial loans. The Company is actively exploring opportunities with other major Chinese banks, such as ICBC and CITIC Bank, and it expects to acquire additional lines of credit to enable it to gain more project opportunities in the future. Other financing instruments into which it is currently looking include supply chain financing, project financing, trust fund financing and capital leasing.

•

The Company may improve its collection of accounts receivable. Most of its clients are central, provincial and local governments. The Company believes that its clients are in good financial positions. Therefore, it expects good collectability from its relatively high accounts receivable. The accounts receivable collection should catch up with its rapid growth in the near future. Given the interest rate in the long-term contracts, it is possible that some clients might choose to pay the contract fees before its due date.

Contractual Obligations and Commercial Commitments

Operating Leases

As of March 31, 2011, the Company had commitments under certain operating leases, which require annual minimum rental payments as follows:

2011	$514,269
2012	643,821
2013	452,268
2014	111,589
2015

Total	$1,721,947

The Company’s leased properties are principally located in Beijing and are used for administration and research and development purposes. The terms of these operating leases vary from one to five years. Pursuant to lease terms, when the contracts expire, the Company has the right to extend them with new negotiated prices. The leases are renewable subject to negotiation. Rental expenses were $183,287 and $69,227 for the quarter ended March 31, 2011 and 2010, respectively.

Product Warranties

The Company’s warranty policy generally is to replace parts at no additional charge if they become defective within one year after deployment. Historically, failure of product parts due to materials or workmanship has not been significant. The Company has not incurred any material unexpected costs associated with servicing warranties. It continuously evaluates and estimates its potential warranty obligations, and records the related warranty obligation when the estimated amount becomes material at the time revenue is recorded.

Capital Expenditures

In the past, the Company’s capital expenditures were mainly for purchases of computers and other office equipment to support its daily business activities. Its capital expenditures may increase in the near term as its business continues to grow and as its R&D center in Tianjin progresses. The R&D center construction consists of 3 phases. The first two phases are going to be from January 2011 to the end of 2013, with an expected total capital investment of $18.2 million.

Seasonality

The Company’s operating revenues normally tend to fluctuate due to different project stages and U.S. GAAP requirements on revenue recognition. As the scope of its business extended to the civil construction activities, certain destructive weather conditions that tend to occur during the winter often impact the progress of its projects. Certain weather conditions, including severe winter storms, may result in the temporary suspension of outdoor operations, which can significantly affect the operating results of the affected regions. As expected, the operating results for the first quarter of 2011 are reflecting the business slowdown for the holiday season in China, which usually lasts up to 15 days.

Off-Balance Sheet Arrangements

The Company did not have any off-balance sheet arrangements for the quarter ended March 31, 2011 or 2010.

Taxation

Pursuant to the new EIT Law and supplementary regulations, only high-tech companies that have been re-certified as such under the new criteria are granted the preferential enterprise income tax rate of 15%. According to an approval from the Beijing State Tax Bureau of Xicheng District, TTB received a preferential income tax rate of 7.5% from January 1, 2009 to December 31, 2011.

BSST was certified as a high-tech enterprise under the new criteria in September 2010, and it is subject to a 15% income tax rate from January 1, 2010 to December 31, 2012.

Business tax varies from 3% to 5% depending on the nature of the revenue, and VAT is 17%. For revenues generated from those parts of the Company’s software solutions which are recognized by and registered with government authorities and meet government authorities’ requirements to be treated as software products, the Company is entitled to receive a refund of 14% on the total VAT paid at a rate of 17%. Revenues from software products other than the above are subject to full VAT at 17%. In addition, the Company is currently exempted from sales tax for revenues generated from development and transfer of tailor-made software solutions for clients. Further, revenues from consulting services are subject to a 5% sales tax. Qualified to issue VAT invoices, the Company needs to maintain a certain amount of revenue that is taxable by VAT. As such, the Company may have to refuse some of the tax exemption benefits in its tailor-made software development business and pay VAT for those parts of the revenue in order to maintain minimum VAT revenue thresholds. This practice may cease to apply if more of the software products become recognized and registered as software products in the PRC.

Segment Information

The Company has three reportable operating segments. The segments are grouped with reference to the types of services provided and the types of clients that use those services. Total sales and costs are divided among these three segments. The Company assesses each segment’s performance based on net revenue and gross profit on contribution margin.

Segment 1: Water, Wastewater Treatment and Municipal Infrastructure

	2011 Q1	2010 Q1	Change ($)	Change (%)
Revenues	$12,904,386	$2,561,051	$10,343,335	403.9%
Cost of Revenues	9,621,997	1,531,384	8,090,613	528.3%
Operating expenses:
Selling and Marketing Expenses	109,058	75,782	33,276	43.9%
General and Administrative Expenses	741,138	349,736	391,402	111.9%
Research and Development	—	—	—	—
Total Operating Expenses	850,196	425,518	424,678	99.8%
Other (Expenses) Income, net	(5,653)	2,194	(7,847)	357.7%
Income before provision for income taxes	$2,426,540	$606,343	$1,820,197	300.2%

In Segment 1, revenue was $12,904,386 in the quarter ended March 31, 2011, an increase of $10,343,335, or 403.9%, from $2,561,051 in the same period of 2010. This increase was mainly attributable to the Ordos drinking water plant project progression. In the first quarter of 2011, the Company recognized Ordos revenue of $12.3 million, about 25% of the total contract. In total, the Ordos project has reached approximately 45% completion. The project is expected to be completed by the end of June, 2011. The complete customer acceptance is expected to be on September 30, 2011.

Cost of revenue for Segment 1 was $9,621,997 in the first quarter of 2011, an increase of $8,090,613, or 528.3%, from that of $1,531,384 in the first quarter of 2010. The percentage increase was higher than that in revenues because the revenue generated from system integration increased while the revenue generated from software sales decreased. The Ordos project , which has a relatively low gross margin contributed $9.1 million to the cost of revenue in this segment. The gross margin for Segment 1 is 25.4%.

Total operation expenses in Segment 1 were $850,196, an increase of $424,678, or 99.8%, compared with $425,518 in the first quarter of 2010. The selling and marketing expenses increased from $75,782 in the first quarter of 2010 to $109,058 in the first quarter of 2011, an increase of $33,276, or 43.9%. The increase was mainly the results of the increase of headcount related items and travel expenses. The general and administrative expenses for the first quarter of 2011 were $741,138, an increase of $391,402, or 111.9%, compared with $349,736 for the same period in 2010. This increase was caused by the increase in salaries, rent and professional service expenses.

Other expenses were $5,653 in the quarter ended March 31, 2011, a $7,847 decrease compared to other income of $2,194 in the same period of 2010. The decrease was mainly due to the foreign exchange hedging loss that happened in the first quarter of 2011.

Income before provision for income taxes was $2,426,540 in the quarter ended March 31, 2011, an increase of $1,820,197, or 300.2%, from that of $606,343 in the same period in 2010. Net margin for this segment is 18.8%.

Segment 2: Water Resource Management System and Engineering Service

	Quarters Ended March 31,		Change ($)	Change (%)
	2011	2010
Revenues	$1,641,059	$1,616,420	$24,639	1.5%
Cost of Revenues	868,608	925,391	(56,783)	-6.1%
Operating Expenses:
Selling and Marketing Expenses	150,728	62,358	88,370	141.7%
General and Administrative Expenses	495,238	369,509	125,729	34.0%
Research and Development	39,985	59,428	(19,443)	-32.7
Total Operating Expenses	685,951	491,295	194,656	39.6%
Other (Expenses) Income, net	(65)	57,986	(58,051)	-100.1%
Income before provision for income taxes	$86,435	$257,720	$(171,285)	-66.5%

Segment 2 revenue was $1,641,059 in the quarter ended March 31, 2011, an increase of $24,639, or 1.5%, from $1,616,420 in the same period of 2010. Revenue in this segment remained steady with only moderate growth due to the seasonal slow-down for the holidays and natural climate in winter, since seasonality has the most significant impact on this segment. Within this segment, first quarter revenue was mainly derived from the product sales aspect of the business for $1,515,092.

Cost of revenue in Segment 2 was $868,608 in the quarter ended March 31, 2011, a decrease of $56,783, or 6.1%, from $925,391 in the same period of 2010. The decrease was directly related to the business slow-down of Segment 2, as well as certain cost saving strategies the Company is currently implementing. The gross margin for this segment is 47.1%.

Total operation expenses in Segment 2 were $685,951, an increase of $194,656, or 39.6%, compared with $491,295 in the first quarter of 2010. The selling and marketing expenses increased from $62,358 in the first quarter of 2010 to $150,728 in the first quarter of 2011, an increase of $88,370, or 141.7%. The increase is mainly due to the increase of headcount related items and travel expenses. The general and administrative expenses for the first quarter of 2011 were $495,238, an increase of $125,729, or 34%, compared with $369,509 for the same period in 2010. This increase was caused by the increase in salaries, rent and professional service expenses.

Other expenses were $65 in the quarter ended March 31, 2011, a decrease of $58,051, compared with other income of $57,986 in the same period of 2010. The decrease was primarily due to the tax rebate in software sales which happened in the first quarter of 2010.

Income before provision for income taxes was $86,435 in the quarter ended March 31, 2011, a decrease of $171,285, or 66.5%, compared with $257,720 in the same period of 2010. The decrease was driven by the rapidly increasing selling and marketing expenses, and the increasing headcount related expenses in the G&A department. The net margin in this segment is 5.3%.

Segment 3: Industrial Pollution Control and Safety

	Quarters Ended March 31,		Change ($)	Change (%)
	2011	2010
Revenues	$3,007,766	$60,643	$2,947,123	4,859.8%
Cost of Revenues	2,052,426	14,463	2,037,963	14,090.9%
Operating Expenses:
Selling and Marketing Expenses	54,387	—	54,387
General and Administrative Expenses	830,418	22,331	808,087	3,618.7%
Research and Development
Total Operating Expenses	884,805	22,331	862,474	3,862.2%
Other Income	1,651	—	1,651
Income before provision for income taxes	$72,186	$23,849	$48,337	202.7%

In line with its development strategies, the Company has expanded its business in the industrial pollution control and safety field. The revenue in Segment 3 for the quarter ended March 31, 2011 was $3,007,766, an increase of 4,859.8% or $2,947,123, compared to $60,643 in the same quarter in 2010. Revenue for Segment 3 was mainly from the system integration category, which amounted to $2,840,141. The cost of revenue for the first quarter was $2,052,426, an increase of $2,037,963, compared with $14,463 in the first quarter of 2010. Total operating expenses were $884,805, an increase of $862,474 compared with $22,331 in the first quarter of 2010. Selling and marketing expenses increased by $54,387 compared to the first quarter of 2010. General and administrative expenses increased from $22,331 in the first quarter of 2010 to $830,418, an increase of $808,087. Net income for Segment 3 increased from $23,849 in the first quarter of 2010 to $72,186 in the first quarter of 2011, an increase of $48,337 or 202.7%. The gross margin for this segment is 31.8% and net margin is 2.4%.

The gross margin for the above three segments was 25.4%, 47.1%, and 31.8%, respectively, for the first quarter of 2011. The gross margin for the Company as a whole was 28.5% for the first quarter of 2011. The revenues for each segment as a percentage of the total revenue were 73.5%, 9.4% and 17.1%, respectively. Assets attributable to each segment as of March 31, 2011 and December 31, 2010 are shown below:

Segment Assets	Segment 1	Segment 2	Segment 3	Total
As of March 31, 2011	$53,224,200	$16,530,938	$24,876,849	$94,631,987
As of December 31, 2010	$44,168,017	$14,488,083	$24,106,603	$82,762,703

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

For System Integration, sales contracts are structured with fixed price. The contract periods range from two months to approximately three years in length. The Company recognizes revenue of these contracts following the percentage-of-completion method, measured by milestones in accordance with ASC 605-35, “Construction-Type and Production-Type Contracts”. Only if the actual implementation status meets the established stages of completion will the Company recognize the relevant portion of the revenue. There are four major stages for the System Integration revenue recognition: (a) the completion of project design, (b) the delivery of products, (c) the completion of debugging, and (d) inspection and acceptance. For BT projects, such as the Ordos drinking water plant project, the Company recognizes the project revenue using the man-power hours, which is the primary element of the total project costs, as the measurement for percentage of completion.

For hardware product sales, the Company recognizes revenue only when all products are delivered and the acceptance confirmations are signed by the customers, according to ASC 605-10, “Revenue Recognition.” The Company is not obligated for any repurchase or return of the goods.

The Company also sells software products. These software product sales do not include any additional services such as maintenance or technical support. The Company recognizes revenue under ASC 985-605, “Software Revenue Recognition” according to the acceptance of delivery revenue recognition method. At the end of each reporting period, the Company recognizes the contract amount as revenue only if all software products have been delivered and the customer acceptance confirmation has been signed.

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

The Company obtained several contracts with a billing cycle of over three years in 2009. Unless the discounted revenue from those contracts is specified, such as the Ordos project, which is 10%, the discount rate used is the 3-year nominal interest rate of 5.4%, set by the People’s Bank of China, China’s central bank.

Accounts Receivable

Being a project-based company with long lead time periods of 6 months to 2 or even 3 years, the Company’s accounts receivable period is 88 days, or about three months. This is not unusual among the industry peers. Given the characteristics of the clientele, the Company is confident that its accounts receivable are of good quality even though its accounts receivable days are relatively long compared with companies in other industries. The Company’s finance team is constantly monitoring the accounts receivable quality and the process and assumptions used in bad debt provision. In case of any event that indicates accounts receivable quality deterioration, management will reassess the bad debt provision within the period such event occurs.

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

While the collection period for some of the long-term contracts, such as the BT projects, can be as long as 2 years, given that our clients are primarily government agencies supported by provincial budgets and large sized state-owned enterprises with sufficient liquidity, the Company believes the collectability of accounts receivable is secure, long-term or short-term.

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

Disclosure Controls and Procedures

As of December 31, 2010, the Company carried out an evaluation based on the criteria for effective internal control over financial reporting established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance. Based on such assessment, management concluded that its internal control over financial reporting was not effective at that time because of the material weaknesses described below:

•

Inadequate U.S. GAAP expertise. The accounting team at that time was professional and experienced in accounting requirements and procedures generally accepted in the PRC, but was less experienced in applying the U.S. GAAP standards and reporting requirements. The staff needed additional training to become experienced in U.S. GAAP.

•	Lack of segregation of duties between functions. Due to the Company’s size, segregation of all conflicting duties may not always have been possible and may not have been economically feasible.

•

Communication mechanisms. Even after the centralization of its operating functions to work from its new headquarters in September 2010, the Company still needed to build an effective communication system with clear procedures that would enable it to collect, process and deliver information related to internal controls in a timely and precise fashion.

In order to correct the foregoing deficiencies, the Company has taken the following remediation measures:

•

The Company retained AuditPrep Limited, an outside consulting firm, in March 2011 to perform a review on the disclosure and presentation of the Company’s unaudited financial statements for fiscal year 2011 in accordance with U.S. GAAP and SEC regulations.

•

To improve its financial and internal control system, management of the Company started an enterprise resource planning (“ERP”) integration and upgrade project in December 2010 with UFIDA, China’s largest ERP system provider. The first phase of the project was completed in the first quarter of 2011. During the project, the Company will maintain the existing ERP system parallel to the new one to ensure accuracy and completeness of the accounting data.

•

The Company set up its internal audit department in June 2010. The person who is currently responsible for such function obtained her CPA Australia certification in 2005. After that, she worked in a consulting firm providing finance services, specialized accounting services and internal audit services. Since joining the Company, she has contributed to the design and implementation of various financial and account management policies and procedures and has provided a series of trainings to different levels of the staff. The management has now completed the internal control system and has started to offer training programs throughout the entire company.

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

Following completion of the foregoing remediation measures, as of March 31, 2011, our company carried out an evaluation, under the supervision of and with the participation of management, including our company’s chief executive officer and chief financial officer, of the effectiveness of the design and operation of our company’s disclosure controls and procedures. Based on the foregoing, the chief executive officer and chief financial officer concluded that our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective.

Changes in Internal Control over Financial Reporting

Other than the changes described above, there were no changes in our company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the three month period ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None

(b)	The section entitled “Use of Proceeds” from our registration statement filed on January 8, 2010, as amended (the “Registration Statement”) is incorporated herein by reference. The effective date of the Registration Statement is April 14, 2010, and the Commission file number assigned to the Registration Statement is 333-164273. The Registration Statement registers the offering of up to 2,366,833 ordinary shares (subject to amendment in accordance with the Securities Act of 1933 and the rules and regulations promulgated thereunder) (the “Offering”). As of March 31, 2011, the Company has spent proceeds from the Offering in accordance with the following chart:

Description of Use	Proposed Expenditure Amount	Actual Expenditures through March 31, 2011
Working Capital	$18,973,000	$18,223,000	96.0%
Mergers & Acquisitions	6,120,000	1,547,000	25.3%
New Product Development	3,366,000	539,000	16.0%
Sales & Marketing	2,142,000	1,571,000	73.3%

Total	$30,601,000	$21,880,000	71.5%

(c)	None

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed herewith:

Exhibit Number	Document

3(i).1	Articles of Association of the Registrant (1)

3(i).2	Amended and Restated Articles of Association of the Registrant (1)

3(ii).1	Memorandum of Association of the Registrant (1)

3(ii).2	Amended and Restated Memorandum of Association of the Registrant (1)

4.1	Specimen Share Certificate (1)

10.1	Translation of Form of Employment Agreement between Registrant and Executive Officer of the Registrant (1)

10.2	Translation of Exclusive Technical and Consulting Service Agreement for Tranhold (1)

10.3	Translation of Management Fee Payment Agreement for Tranhold (1)

10.4	Translation of Proxy Agreement for Tranhold (1)

10.5	Translation of Equity Interest Pledge Agreement for Tranhold (1)

10.6	Translation of Exclusive Equity Interest Purchase Agreement for Tranhold (1)

10.7	Translation of Exclusive Technical and Consulting Service Agreement for Yanyu (1)

10.8	Translation of Management Fee Payment Agreement for Yanyu (1)

10.9	Translation of Proxy Agreement for Yanyu (1)

10.10	Translation of Equity Interest Pledge Agreement for Yanyu (1)

10.11	Translation of Exclusive Equity Interest Purchase Agreement for Yanyu (1)

10.14	Translation of Operating Agreement for Yanyu (1)

10.15	Translation of Operating Agreement for Tranhold (1)

10.16	Stock Option Plan (1)

10.17	Translation of Exclusive Technical and Consulting Service Agreement for BSST (2)

10.18	Translation of Management Fee Payment Agreement for BSST (2)

10.19	Translation of Operating Agreement for BSST (2)

10.20	Translation of Equity Interest Pledge Agreement for BSST (2)

10.21	Translation of Exclusive Equity Interest Purchase Agreement for BSST (2)

10.22	Translation of Proxy Agreement for BSST (2)

21.1	Subsidiaries of the Registrant (1)

31.1	Certifications pursuant to Rule 13a-14(a) or 15(d)-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (3)

31.2	Certifications pursuant to Rule 13a-14(a) or 15(d)-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (3)

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

99.1	Code of Business Conduct and Ethics (1)

99.2	Audit Committee Charter (4)

(1)	Incorporated by reference to the registrant’s registration statement on Form S-1, File no. 333-158393, filed on April 3, 2009, as amended.
(2)	Incorporated by reference to the registrant’s Form 10-K, File no. 001-34427, filed on March 29, 2011.
(3)	Filed herewith.
(4)	Incorporated by reference to the registrant’s Form 10-K, File no. 001-34427, filed on March 24, 2010.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tri-Tech Holding Inc.

May 16, 2011	By:	/s/ Peter Dong
Peter Dong
Chief Financial Officer
(Principal Financial and Accounting Officer)

TRI-TECH HOLDING INC. AND SUBSIDIARIES

Consolidated Financial Statements

For the quarters ended March 31, 2011 and 2010

TRI-TECH HOLDING INC. AND SUBSIDIARIES

TRI-TECH HOLDING INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2011 (Unaudited)	December 31, 2010

ASSETS
Current Assets
Cash	$22,846,768	$23,394,995
Restricted cash	2,321,142	1,505,617
Notes and Accounts Receivable, net of allowance for doubtful accounts of $565,693 and $427,020 as of March 31, 2011 and December 31, 2010, respectively	15,275,129	18,041,079
Unbilled revenue	3,037,062	3,208,473
Other receivables	1,601,803	1,427,050
Inventories	6,019,433	5,886,619
Deposits on projects	576,218	591,505
Prepayments to suppliers and subcontractors	3,218,283	1,311,844

Total current assets	54,895,838	55,367,182
Long-term unbilled revenue	28,264,389	15,936,739
Plant and equipment, net	1,128,570	1,045,150
Intangible assets, net	9,749,091	4,331,261
Long-term restricted cash	—	203,418
Long-term prepayment on land use right purchasing	—	5,284,854
Goodwill	594,099	594,099

Total Assets	$94,631,987	$82,762,703

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and costs accrual on projects	$20,653,929	$11,920,063
Customer deposits	2,211,123	1,650,174
Other payables	1,673,474	2,717,502
Accrued liabilities	162,157	294,809
Income taxes payable	2,012,096	1,656,800
Current portion of long-term liabilities	3,786	14,994

Total current liabilities	26,716,565	18,254,342
Noncurrent deferred income taxes	181,728	187,295

Total Liabilities	26,898,293	18,441,637

Equity
Tri-Tech Holding Inc. shareholders’ equity
Ordinary shares ($0.001 par value, 30,000,000 shares authorized; 8,145,533 and 8,051,833 shares issued as of March 31, 2011 and December 31, 2010, respectively)	8,146	8,052
Additional paid-in-capital	47,997,554	47,278,042
Statutory reserves	897,382	897,382
Retained earnings	14,262,605	12,563,624
Treasury stock (21,100 shares in treasury as of March 31, 2011 and December 31, 2010, respectively)	(193,750)	(193,750)
Accumulated other comprehensive income	2,279,606	1,739,799

Total Tri-Tech Holding Inc. shareholders’ equity	65,251,543	62,293,149
Noncontrolling Interests	2,482,151	2,027,917

Total shareholders’ equity	67,733,694	64,321,066

Total liabilities and equity	$94,631,987	$82,762,703

See notes to consolidated financial statements

TRI-TECH HOLDING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For The Three Months Ended March 31,
	2011	2010
	(Unaudited)	(Unaudited)
Revenues:
System integration	$15,870,494	$3,508,085
Hardware products	1,682,717	347,081
Software products	—	382,948

Total revenues	17,553,211	4,238,114

Cost of revenues
System integration	11,650,749	2,151,215
Hardware products	892,282	309,740
Cost of software	—	10,283

Total cost of revenues	12,543,031	2,471,238

Operating expenses:
Selling and marketing expenses	314,173	138,140
General and administrative expenses	2,066,794	741,576
Research and development expenses	39,985	59,428

Total operating expenses	2,420,952	939,144

Income from operations	2,589,228	827,732

Other income (expenses):
Other expense	(18,229)	(4,850)
Interest income	14,162	9,694
Interest expense	—	(1,629)
Tax rebates	—	56,965

Total other (expenses) income, net	(4,067)	60,180

Income before provision for income taxes	2,585,161	887,912
Provision for income taxes	405,636	67,773

Net income	2,179,525	820,139
Less: Net income attributable to Non-controlling Interests	480,544	2,525

Net income attributable to Tri-Tech Holding Inc shareholders	$1,698,981	$817,614

Comprehensive income
Net income	2,179,525	820,139
Foreign currency translation adjustment	513,497	(2,724)

Comprehensive income	2,693,022	817,415
Less: Comprehensive income attributable to non-controlling interests	454,234	2,331

Comprehensive income attributable to Tri-Tech Holding Inc.	$2,238,788	$815,084

Net income attributable to Tri-Tech Holding Inc. shareholders per share:
Basic	$0.21	$0.16
Diluted	$0.21	$0.15
Weighted Average number of Ordinary Shares outstanding:
Basic	8,055,720	5,269,011
Diluted	8,155,222	5,559,260

See notes to consolidated financial statements

TRI-TECH HOLDING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Three Months Ended March 31,
	2011 (Unaudited)	2010 (Unaudited)
Cash flows from operating activities:
Net income	$2,179,525	$820,139
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of option stock-based compensation	87,131	91,480
Amortization of warrants stock-based compensation	—	8,766
Depreciation and amortization	187,395	40,442
Provision for doubtful accounts	133,808	5,940
Deferred income taxes	5,567	(149,838)
Changes in operating assets and liabilities:
Restricted cash	(592,554)	1,501,414
Notes and accounts receivable	2,802,576	764,660
Unbilled revenue	(12,074,559)	(2,517,140)
Other receivables and deposits on projects	(162,855)	(479,436)
Inventories	(72,988)	(359,426)
Billings in excess of revenue	—	(8,652)
Prepayments to suppliers and subcontractors	(1,692,754)	(1,164,248)
Accounts payable and cost accrual on projects	8,738,957	488,386
Customer deposits	541,104	134,600
Other payables	(1,096,557)	175,051
Accrued liabilities	(113,534)	(30,782)
Income taxes payable	341,123	94,825

Net cash used in operating activities	(788,615)	(583,819)

Cash flows from investing activities:
Payment to purchase plant and equipment	(25,664)	(80,766)
Payment to purchase intangible assets	(162,156)	(292,959)
Addition of Construction in progress	(108,178)	—

Net cash used in investing activities	(295,998)	(373,725)

Cash flows from financing activities:
Proceeds from exercising options into ordinary shares	454,009	—
Proceeds from exercising warrants into ordinary shares	—	1,085,400
Payment of installment of purchasing vehicle	(11,313)	(10,909)

Net cash provided by financing activities	442,696	1,074,491

Effect of exchange rate fluctuation on cash and cash equivalents	93,690	(86,175)

Net (decrease) increase in cash and cash equivalents	(548,227)	30,772
Cash and cash equivalents, beginning of period	23,394,995	7,171,464

Cash and cash equivalents, end of period	$22,846,768	$7,202,236

Supplemental disclosure of cash flow information:
Income taxes paid	$75,646	$122,786

Interest paid on debt	$—	$1,629

Non-cash investing and financing activities
Non-cash received from exercising of options by offsetting payroll payable	$178,466	$—

See notes to consolidated financial statements

Tri-Tech Holding Inc. and Subsidiaries

Notes To Consolidated Financial Statements

March 31, 2011 and 2010

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

On November 28, 2008, the Company signed and executed with Tranhold Environmental (Beijing) Co., Ltd. (“Tranhold”) and Beijing Yanyu Water Tech Co., Ltd. (“Yanyu”) a series of contractual agreements with a 25-year, renewable term. These contractual agreements require the pledge of the original shareholders’ equity interests and stock certificates of Tranhold and Yanyu. At any time during the agreement period, the Company has absolute rights to acquire any portion of the equity interests of Tranhold and Yanyu (other than 7.14% equity ownership of Yanyu holding by the Beijing Yanyu Communications Telemetry United New Technology Development Department, a Chinese State Owned Entity) under no-cost conditions. In addition, the Company has absolute rights to appoint directors and officers of Tranhold and Yanyu and to obtain the profits from Tranhold and Yanyu (other than net profits allocable to the SOE Shareholder of Yanyu). As a result of these agreements, the Company has successfully become the sole interest holder of Tranhold and the interest holder of 92.86% equity ownership of Yanyu.

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

Tri-Tech Holding Inc. and Subsidiaries

Notes To Consolidated Financial Statements

March 31, 2011 and 2010

Based on these agreements the Company is deemed to indirectly to be the sole interest holder of Tranhold and BSST, and the indirect interest holder of 92.86% equity ownership of Yanyu. According to the provisions of ASC 810, “Consolidation”, Tranhold, Yanyu and BSST are consolidated in the Company’s financial statements. For BSST, the Company also applied the consolidation procedures required by ASC 805. “Business Combinations”.

Tranhold was established on June 6, 2003 in PRC. It was a wholly-owned subsidiary of TTII until it was controlled by TTB on November 28, 2008 through a series of contractual agreements. Tranhold specializes in environmental technology research and development, environmental engineering design and building for major industrial sectors such as the petrochemical, pharmaceutical and municipal industries. It also provides water and wastewater treatment process control systems, process tail gas purification and other air pollution control systems and related integration solutions. Tranhold participated in the compilation of “The Technical Guidelines of Municipal Sewage Treatment Plant Operation, Management and Safety” for the Ministry of Construction of the People’s Republic of China.

Yanyu was established on March 29, 2002 in PRC. It was a wholly-owned subsidiary of TTII until it was controlled by TTB on November 28, 2008 through a series of contractual agreements. Yanyu specializes in research and development, production, system integration, and consulting services in the fields of water resource protection and allocation, flood control and forecasting, irrigation systems, and municipal water supply and distribution systems. Yanyu participated in the compilation of “Technical Standards of Automatic Hydrologic Measuring and Report Systems (SL61-2003)” and “Technical Guidelines of Automatic Hydrologic Measuring and Reporting Systems – General Devices (GB/T)” for the Ministry of Water Resources of the PRC.

BSST was established on October 11, 1994. It was controlled by TTB since August 6, 2010 through a series of contractual agreements. It is a consulting, engineering, design, system integration and project management services company specializing in the fields of control and instrument automation, safety and emergency response for the oil, gas and petrochemical industries. It held some certificates such as Software Enterprise Cognizance Certificate, Computer Information System Integration Qualification Certificate (Grade 3), and first-class qualification of security, ISO9001 Quality Management System Certificate and high-tech enterprise Certificate.

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

Tri-Tech Holding Inc. and Subsidiaries

Notes To Consolidated Financial Statements

March 31, 2011 and 2010

2.	Principles of consolidation and basis of presentation

Principles of consolidation and basis of presentation

The consolidated interim financial information as of March 31, 2011 and for the three-month periods ended March 31, 2011 and 2010 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, which are normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have not been included, The interim consolidated financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of March 31, 2011, its consolidated results of operations and cash flows for the three-month periods ended March 31, 2011 and 2010, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

The Company compiles its daily financial records in accordance with Generally Accepted Accounting Principles of the PRC (“PRC GAAP”) and converts its financial statements according to the US GAAP when reporting.

Reclassifications

Certain amounts have been reclassified to conform to the current presentation

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

Tri-Tech Holding Inc. and Subsidiaries

Notes To Consolidated Financial Statements

March 31, 2011 and 2010

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

The Company eliminates the cost and related accumulated depreciation of assets sold or otherwise retired from the accounts and includes any gain or loss in the statement of income as an offset or increase to other income (expense) for the period. The Company charges maintenance, repairs and minor renewals directly to expenses as incurred, and capitalize major additions and betterment to buildings and equipment.

Tri-Tech Holding Inc. and Subsidiaries

Notes To Consolidated Financial Statements

March 31, 2011 and 2010

Goodwill

Goodwill represents the excess of the fair value of consideration transferred (plus the fair value of the non-controlling interest, if any) over fair value of the net assets acquired (including recognized intangibles) from BSST. Goodwill is not amortized; rather, impairment tests are performed at least annually or more frequently if circumstances indicate impairment may have occurred. If impairment exists, goodwill is immediately written off to its fair value and the loss is recognized in the consolidated income statements. The Company assesses for impairment at period end or whenever events or changes indicate that, more likely than not, the carrying value of goodwill has been impaired. The Company uses the income approach to estimate the fair value of the goodwill. The income approach is based on the long-term projected future cash flows of the operating segments. The Company discounts the estimated cash flows to present value using a weighted-average cost of capital that considers factors such as the timing of the cash flows and the risks inherent in those cash flows.

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

Useful Life
Proprietary technology relating to sewage, municipal solid waste treatment and tail gas purification	20 years
Proprietary technology relating to low energy consumption data transmission system	20 years
Large region environmental management system	10 years
Mobile web management system	10 years
Database Management System	10 years
Pollution reduction checking assistant	10 years
Water pollution control infrastructure	10 years
Software-Gas Flow	20 years
Software-Oil Mixing	20 years
Software-Crude Blending	10 years
Customer Relationship	5 years
Land use right	50 years

Tri-Tech Holding Inc. and Subsidiaries

Notes To Consolidated Financial Statements

March 31, 2011 and 2010

Revenue Recognition

Our revenues consist primarily of three categories: (i) Hardware Product Sales, (ii) Software Product Sales, and (iii) System Integration Sales. The Company recognizes revenue when the consideration to be received is fixed or determinable, products delivered, or services rendered, and collectability ensured.

For System Integration, sales contracts are structured with fixed price. The contract periods range from two months to approximately three years in length. The Company recognizes revenue of these contracts following the percentage-of-completion method, measured by different stages of completion in accordance with ASC 605-35, “Construction-Type and Production-Type Contracts”. Only if the actual implementation status meets the established milestone will the Company recognize the relevant portion of the revenue. There are four major stages for the System Integration revenue recognition: (a) the completion of project design, (b) the delivery of products, (c) the completion of debugging, and (d) inspection and acceptance. For BT projects, such as the Ordos drinking water plant project, the Company recognizes the project revenue using the man-power hours, which is the primary element of the total project costs, as the measurement for percentage of completion.

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

Tri-Tech Holding Inc. and Subsidiaries

Notes To Consolidated Financial Statements

March 31, 2011 and 2010

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

Research and development costs were $39,985 and $59,428 during the quarters ended March 31, 2011 and 2010. No research and development expenses were capitalized within these periods. We do not pass along research and development expenses directly or indirectly to our customers.

Foreign Currency Translation

The Company uses the United States dollar (“USD”) as its reporting currency. The functional currency of TRIT, TTII and TIS is USD, the functional currency of TRIT’s subsidiaries in China is Renminbi (“RMB”). The Company translates monetary assets and liabilities denominated in currencies other than United States dollars into USD at the exchange rate ruling at the balance sheet date. The Company converts non-USD transactions during the year into USD with the prevailing exchange rate on the transaction dates.

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

Translation adjustments amounted to $2,279,606 and $1,739,799 as of March 31, 2011 and December 31, 2010, respectively. The Company translated balance sheet amounts with the exception of

Tri-Tech Holding Inc. and Subsidiaries

Notes To Consolidated Financial Statements

March 31, 2011 and 2010

equity at March 31, 2011 at RMB6.5564 to US$1.00 as compared to RMB6.6227 to US$1.00 at December 31, 2010. The Company stated equity accounts at their historical rate. The average translation rates applied to income statement accounts for the quarters ended March 31, 2011 and 2010 were RMB6.5832 and RMB6.8269 to US$ 1.00, respectively.

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

The Company adopted Financial Accounting Standards Board (“FASB”) accounting standard codification 740(ASC 740), as of January 1, 2007. The Company recognizes a tax position as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that the Company believes is more than 50% likely to be realized on examination. For tax positions not meeting the “more likely than not” test, the Company does not record it as a tax benefit. The company also adopts ASC 740 guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. It had no effect on the Company’s financial statements as of March 31, 2011 and December 31, 2010. The Company did not have any significant unrecognized uncertain tax positions as of March 31, 2011 and December 31, 2010.

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

Earnings per Share

Basic EPS excludes dilution and is computed by dividing net income a attributable to ordinary shareholders by the weighted average number of ordinary shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue ordinary share (convertible preferred stock, forward contract, warrants to purchase ordinary share, contingently issuable shares, ordinary share options and warrants and their equivalents using the treasury stock method) were exercised or converted into ordinary share. The Company excludes potential ordinary shares in the diluted EPS computation in periods of losses from continuing operations, as their effect would be anti-dilutive.

We have granted 525,500 options to our key employees and 391,774 warrants to the placement agent in our IPO and to our investor relations consultant, all of which are included when calculating the diluted earnings per share. As of March 31, 2011, 170,000 warrants had been exercised at a price equal to $8.10 per share. On March 8, 2011, 93,700 options were exercised at a price of $6.75 per share.

Tri-Tech Holding Inc. and Subsidiaries

Notes To Consolidated Financial Statements

March 31, 2011 and 2010

The Company has repurchased aggregation of 21,100 ordinary shares by the end of March 31, 2011. As of March 31, 2011, the total outstanding shares are 8,124,433.

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

Recently Issued Accounting Pronouncements

In the first quarter of 2011, The Financial Accounting Standards Board (“FASB”) has issued ASU No. 2011-01 through ASU 2011-3, which is not expected to have a material impact on the consolidated financial statements upon adoption.

3.	Restricted Cash

As of March 31, 2011, the Company has made several time deposits totaling $2,321,142, as collateral in exchange of the issuance of Letters of Credit. These deposits are all with expiration dates within the next 12 months. Specifically, about $0.9 million will expire in the second quarter of 2011; $0.8 million will expire in the third quarter of 2011; and remaining balance of $0.6 million is to expire in the next 12 months.

Tri-Tech Holding Inc. and Subsidiaries

Notes To Consolidated Financial Statements

March 31, 2011 and 2010

4.	Notes and Accounts Receivable, Net

Based on the Company’s assessment, management believes the net balance on each balance sheet date herein was collectable. The gross balance and bad debt provision as at March 31, 2011 and December 31, 2010 are as the following:

	March 31, 2011 (Unaudited)	December 31, 2010
Accounts receivable, gross	$15,522,049	$18,468,099
Less bad debt provision	(565,693)	(427,020)
Notes receivable	318,772	—

Accounts and notes receivable, net	$15,275,129	$18,041,079

5.	Inventories

Inventories consisted of the following:

	March 31, 2011 (Unaudited)	December 31, 2010
Raw materials	$809,769	$1,136,981
Finished goods	780,017	557,694
Project work-in-progress	4,429,647	4,191,944

Totals	$6,019,433	$5,886,619

The Company reviews its inventory periodically for possible obsolete goods and to determine if any reserves are necessary for potential obsolescence. As of March 31, 2011 and December 31, 2010, the Company determined that no reserves were necessary.

6.	Deposits on Projects

Deposits on Projects consisted of the following:

	March 31, 2011 (Unaudited)	December 31, 2010
Current:
Contract deposit	$245,747	$386,000
Bidding deposit	330,470	205,505

Totals	$576,218	$591,505

Contract deposits are paid to customers for promising the service or products will be properly and timely provided. Bidding deposits are paid as a deposit for involving in the bidding process. All of the deposits will be utilized within one year.

Tri-Tech Holding Inc. and Subsidiaries

Notes To Consolidated Financial Statements

March 31, 2011 and 2010

7.	Plant and Equipment, Net

Plant and equipment consist of the following:

	March 31, 2011 (Unaudited)	December 31, 2010
Transportation equipment	$758,312	$751,240
Office equipment	415,588	384,439
Furniture	389,144	386,728

Total plant and equipment	1,563,044	1,522,407

Less accumulated depreciation	(543,095)	(477,257)
Construction in progress	108,621	—

Plant and equipment, net	$1,128,570	$1,045,150

The depreciation expense for the quarters ended March 31, 2011 and 2010 amounted to $60,831 and $22,704 respectively.

8.	Intangible Assets, Net

The Intangible Assets mainly consist of patents, software, customer lists and land use right. The patents were invested as capital contribution by the shareholders of Tranhold and Yanyu, and were recorded at the appraisal value as stipulated by the local regulatory authority. Software was purchased from third parties at the acquisition cost.

All the intangible assets have definite lives, and are amortized on a straight-line basis over their expected useful economic lives. The original costs and accumulated amortization as of March 31, 2011 and December 31, 2010 are as follows:

In November 2010, $5,284,854 was paid for a land use right. On January 18, 2011, the land use right was transferred and accepted by the Company. The amortization of the land use right started in January 2011.

	March 31, 2011 (Unaudited)	December 31, 2010
Patents	$1,791,606	$1,773,670
Software	2,766,762	2,739,064
Customer list	663,474	656,832
Land use right	5,501,113	—

Total intangible assets	10,722,955	5,169,566
Less accumulated amortization	(973,864)	(838,305)

Intangible assets, net	$9,749,091	$4,331,261

Tri-Tech Holding Inc. and Subsidiaries

Notes To Consolidated Financial Statements

March 31, 2011 and 2010

According to the spirit of ASC 845-10-S99, transfers of nonmonetary assets to a company by its promoters or shareholders in exchange for stock prior to or at the time of the company’s initial public offering normally should be recorded at the transferors’ historical cost basis determined under GAAP. The net book value of the patents invested by the majority shareholders of Yanyu was $506,685 as of March 31, 2011, which only accounted for 0.5% of its total assets as of March 31, 2010. Therefore, the effect from the inclusion of the contributed patents at its fair value instead of historical cost was immaterial.

The amortization expense for the quarters ended March 31, 2011 and 2010 amounted to $126,564 and $11,738 respectively.

The amortization expense from March 31, 2011 for the next five years is expected to be as follows:

For the Year Ending December 31,	Amount
2011	$397,312
2012	529,749
2013	529,749
2014	529,749
2015	474,460
Thereafter	7,288,072

Total	$9,749,091

9.	Prepayments to Suppliers and Subcontractors

Prepayments are money deposited with or advanced to subcontractors for services on contracting projects. Some subcontractors require a certain amount of money to be deposited as a guaranty payment before any services were performed. Prepayments also include money advanced to vendors on future inventory purchases to ensure timely delivery.

10.	Accounts Payable and Costs Accrual on Projects

This account contains the accounts payable to suppliers and accruals of costs incurred in the projects in accordance with the percentage of completion method.

Accounts payable and project accruals based on progress are consisted of the following:

	March 31, 2011 (Unaudited)	December 31, 2010
Accounts Payable	$2,236,401	$2,721,643
Costs Accrued on Projects	18,417,528	9,198,420

Totals	$20,653,929	$11,920,063

Tri-Tech Holding Inc. and Subsidiaries

Notes To Consolidated Financial Statements

March 31, 2011 and 2010

11.	Income Taxes

We are subject to income taxes on entity basis on income arising in or derived from the tax jurisdictions in which each entity is domiciled. According to the New Enterprise Income Tax Law (“NEITL”) in China, unified Enterprise Income Tax rate is 25%. However, two of six subsidiaries in China are subject to certain favorable tax policies as being a high-tech company. The effective EIT used in first quarter of 2011 is 16%, as projected by our management.

	For the Quarters ended March 31, (Unaudited)
	2011%	2010%
TTB (effective until the end of 2011)	7.5	7.5
BSST	15	25
Yanyu	25	25
Tranhold	25	25
TTA	25	—
TBD	25	25
Consolidated Effective EIT	16	8

The provision for income tax expense (benefit) from continuing operations consists of the following:

	For the Quarters Ended March 31,
	2011 (Unaudited)	2010 (Unaudited)
Current:
PRC	$411,203	$67,773
Deferred:
PRC	(5,567)	—

Total income tax expense	$405,636	$67,773

Significant components of the Company’s net deferred tax assets/(liabilities) are as follows:

	March 31, 2011 (Unaudited)	December 31, 2010
Long-term:
Deferred tax liabilities:
Intangible assets valuation in business combination	$181,728	$187,295

Total net deferred tax liabilities	$(181,728)	$(187,295)

Tri-Tech Holding Inc. and Subsidiaries

Notes To Consolidated Financial Statements

March 31, 2011 and 2010

Income tax reconciliation for the quarters ended March 31, 2011 and 2010 are as follows:

	For the Quarters Ended March 31,
	2011 (Unaudited)	2010 (Unaudited)
PRC federal statutory tax rate	25%	25%
Taxable income	$2,585,161	$887,912
Computed expected income tax expense	646,290	221,978
Effect of preferential tax rates	(240,654)	(154,205)

Income tax expense	$405,636	$67,773

12.	Ordinary Shares

At the beginning of 2011, the outstanding ordinary shares of the Company were 8,030,733 and the issued ordinary shares of the Company were 8,051,833. During 2010, the Company repurchased 21,100 ordinary shares in six installments, and recorded as treasury shares at cost method. On March 8, 2011, 93,700 options were exercised at a price equal to $6.75 per share.

By March 31, 2011, the total outstanding ordinary shares of the Company were 8,124,433 and the total issued ordinary shares of the Company were 8,145,533.

13.	Warrants

(a) On September 9, 2009, the Company issued to Anderson & Strudwick Incorporated 170,000 warrants, as a portion of the placement commission for the IPO. On the same day, the Company issued a total of 7,500 warrants to Hawk Associates Inc., the Company’s investor relations consultancy. All warrants can be exercised at a price equal to $8.10 per share, at any time on and after 180 days from the grant date. The expiration date for the warrants is September 9, 2014. During 2009, 170,000 warrants were exercised at a price equal to $8.10 per share.

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

Tri-Tech Holding Inc. and Subsidiaries

Notes To Consolidated Financial Statements

March 31, 2011 and 2010

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

The warrants expense for the placement agent related to 170,000 warrants was $402,900 as an IPO expense. The warrants expense for the investor relations firm related to 7,500 warrants recognized as general and administrative expenses for the quarters ended March 31, 2011 and 2010 was $0 and $8,766, respectively.

During 2009, 170,000 warrants were exercised at a price equal to $8.10 per share.

(b) In connection with the first financing after IPO mentioned in Note 1, the Company has also agreed to issue the underwriters a warrant to purchase a number of ordinary shares equal to an aggregate of 10% of the ordinary shares sold in the offering, excluding over-allotments. The warrants will have an exercise price equal to 145% of the offering price.

According to the above agreement, in April 2010, the Company issued to Brean Murray, Carret & Co., LLC and Newbridge Securities Corporation each 107,137 warrants, as a portion of the commission for the second round of security issuance, at a per share purchase price equal to $20.30. These warrants will expire on the five year anniversary of the base date, which will be April 14, 2015. None of these warrants were exercised by March 31, 2011.

Tri-Tech Holding Inc. and Subsidiaries

Notes To Consolidated Financial Statements

March 31, 2011 and 2010

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

Tri-Tech Holding Inc. and Subsidiaries

Notes To Consolidated Financial Statements

March 31, 2011 and 2010

The fair value of warrants on the grant date of April 14, 2010 is $4.79. The total fair value of warrants was $1,026,390 which was recognized as an IPO expense against additional paid in capital.

14.	Options Issued to Employees

TRIT’s 2009 Stock Incentive plan that was approved by shareholders permits the Company to offer up to 525,500 shares, options and other securities to its employees and director. On September 9, 2009, TRIT granted 525,500 stock options with an exercise price equal to $6.75 to its senior management and employees. The options will vest based on 5 years of continuous service and will have 10-year contractual terms from September 9, 2009. The options will vest over five years at a rate of 20% per year, with the first 20% vesting on September 9, 2010. Certain options provide for accelerated vesting upon a change in control (as defined in the employee share option plan).

The fair value of each option award is estimated on the date of grant using a Black-Scholes Model that uses the item noted in the following table.

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

Tri-Tech Holding Inc. and Subsidiaries

Notes To Consolidated Financial Statements

March 31, 2011 and 2010

(6) Volatility

The volatility of the underlying ordinary shares during the life of the options was estimated based on the historical stock price volatility of listed comparable companies over a period comparable to the expected term of the options.

The fair value of options on the grant-date of September 9, 2009 was $3.53 per share. The total fair value of options was $1,855,015. 105,100 options are vested under the employee share option plan as of March 31, 2011 and December 31, 2010, respectively. 93,700 and 0 options are exercised as of March 31, 2011 and December 31 2010, respectively.

The Company recognized compensation cost for awards with graded vesting on a straight-line basis over the requisite service period for the entire award. The total option compensation expense recognized for the quarter ended March 31, 2011 was $87,131, and $91,480 were recognized as expenses for the period ended March 31, 2010. Another $1,282,023 will be recognized as general and administrative expense over the next 1,257 days.

15.	Net Income per Ordinary Share

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

Basic net income per share is computed by dividing net income available to ordinary share holders by the weighted average number of shares of ordinary share outstanding during the period. Diluted income per share is computed by dividing net income by the weighted average number of shares of ordinary share, ordinary share equivalents and potentially dilutive securities outstanding during each period. Potentially dilutive ordinary shares consist of ordinary shares issuable upon the conversion of ordinary share option and warrants (using the treasury stock method). The dilutive effect comes from 525,500 options to employee and 7,500 warrants to investor relations consultant. There are 214,274 warrants to underwriter having anti-dilutive effect due to the fact that the weighted average exercise price per share of these warrants is higher than the weighted average market price per share of ordinary share during the quarter ended March 31, 2011. The following table presents a reconciliation of basic and diluted net income per share:

Tri-Tech Holding Inc. and Subsidiaries

Notes To Consolidated Financial Statements

March 31, 2011 and 2010

	For the Quarters Ended March 31,
	2011 (Unaudited)	2010 (Unaudited)
Net income attributable to Tri-Tech Holding Inc	$1,698,981	$817,614
Weighted-average shares of ordinary share used to compute basic net income per share	8,055,720	5,269,011
Effect of dilutive ordinary share equivalents:
Dilutive effect of warrants	2,667	84,349
Dilutive effect of employee stock options	96,836	205,900

Shares used in computing diluted net income per ordinary share	8,155,222	5,559,260

Basic net income per ordinary share	$0.21	$0.16
Diluted net income per ordinary share	$0.21	$0.15

16.	Commitments and Contingencies

Operating Leases

As of March 31, 2011, the Company had commitments under certain operating leases, requiring annual minimum rentals as follows:

2011	$514,269
2012	643,821
2013	452,268
2014	111,589
2015	—

Total	$1,721,947

The leased properties are principally located in the PRC and are used for administration and research and development purposes. The terms of these operating leases vary from one to five years. Pursuant to the contracts, when they expire, we have the rights to extend them with new negotiated prices. Rental expenses were $183,287and $69,227 for the quarters ended March 31, 2011 and 2010, respectively.

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

Tri-Tech Holding Inc. and Subsidiaries

Notes To Consolidated Financial Statements

March 31, 2011 and 2010

17.	Certain Significant Risks and Uncertainties

Cash includes cash on hand and demand deposits in accounts maintained with banks. Total cash in these banks as of March 31, 2011 and December 31, 2010 amounted to $22,846,768 and $23,394,995, respectively, of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

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

The Company has one major customer who represented approximately 70% of the Company’s revenue for the quarter ended March 31, 2011. The project is a Build-Transfer project we entered into in 2010 with a local government agency. The long-term unbilled revenue balance with this customer is $22,204,014 and 9,796,657 as of March 31, 2011 and December 31, 2010, respectively. No other customers represented more than 10% of the Company’s sales for the quarter ended March 31, 2011. Due to the nature of the BT projects, and the creditability of the government agency, the management believes the risk of the client being insolvent is minor.

The Company has five major customers which in total represented approximately 68.9% of the Company’s sales for the quarters ended March 31, 2010.

Our suppliers vary from project to project. Many times, they are specifically appointed by the clients. Most of the material or equipment we purchase is non-unique and easily available in the market. The prices for those purchases, although increasing, are relatively consistent and predictable. A specific supplier might occupy a significant percentage of our total purchase at a certain time for a large contract. The dependence on a specific supplier usually ends when the project is completed. We do not rely on any single supplier for long term.

18.	Social Security Plan

The Company’s subsidiaries in China are required to participate in the social security plan operated by the local municipal government. The Company is required to contribute approximately 20% of its payroll costs, subject to certain caps with reference to average municipal salary, to the employees’ social security fund. The Company charges contributions to its income statement as they become payable in accordance with the local government requirements. The aggregate contributions of the Company to the employees’ social security plan amounted to $52,136 and $22,400 for the quarters ended March 31, 2011 and 2010, respectively.

Tri-Tech Holding Inc. and Subsidiaries

Notes To Consolidated Financial Statements

March 31, 2011 and 2010

19.	Segment and Geographic Information

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

Segment 3: Industrial Pollution Control and Safety Water Resource

Provide systems for VOC abatement, odor control, water and wastewater treatment, water recycling facilities design, engineering, procurement and construction for oil, gas, petrochemical and power industries, safety and clean production technologies for oil, gas exploration and pipeline.

For the quarters ended March 31, 2011 and 2010 (Unaudited)
	Segment 1		Segment 2		Segment 3		Total
	2011 Q1	2010 Q1	2011 Q1	2010 Q1	2011 Q1	2010 Q1	2011 Q1	2010 Q1

Revenues	$12,904,386	$2,561,051	$1,641,059	$1,616,420	$3,007,766	$60,643	$17,553,211	$4,238,114
Cost of revenues	9,621,997	1,531,384	868,608	925,391	2,052,426	14,463	12,543,031	2,471,238
Operating expenses:
Selling and Marketing Expenses	109,058	75,782	150,728	62,358	54,387	—	314,173	138,140
General and Administrative Expenses	741,138	349,736	495,238	369,509	830,418	22,331	2,066,794	741,576
Research and Development	—	—	39,985	59,428	—	—	39,985	59,428

Total operating expenses	850,196	425,518	685,951	491,295	884,805	22,331	2,420,952	939,144

Other income (expenses), net	(5,653)	2,194	(65)	57,986	1,651	—	(4,067)	60,180

Income before income taxes	$2,426,540	$606,343	$86,435	$257,720	$72,185	$23,849	$2,585,161	$887,912

Tri-Tech Holding Inc. and Subsidiaries

Notes To Consolidated Financial Statements

March 31, 2011 and 2010

Assets by segment

The Company evaluates its assets by segment to generate information needed for internal control, resource allocation and performance assessment. This information also helps management to establish a basis for asset realization, determine insurance coverage, assess risk exposure, and meet requirements for external financial reporting.

Segment assets of the Company are as follows:

Segment Assets	Segment 1	Segment 2	Segment 3	Total
As of March 31, 2011	$53,224,200	$16,530,938	$24,876,849	$94,631,987
As of December 31, 2010	$44,168,017	$14,488,083	$24,106,603	$82,762,703

20.	Subsequent Events

Management has considered all events occurring through the date the financial statements have been issued, and has determined that there are no such events that are material to the financial statements, or all such material events have been fully disclosed.