Form 10-Q/A
period 2011-06-30
Tri-Tech Holding, Inc.
filed 2011-08-31
CIK 1460801

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-Q/A
(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

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

Explanatory Note

Tri-Tech Holding Inc. is filing this Amendment No. 1 (the “Form 10-Q/A”) to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (the “Form 10-Q”), filed with the U.S. Securities and Exchange Commission (“SEC”) on August 15, 2011, for the sole purpose of furnishing the Interactive Data File as Exhibit 101 in accordance with Rule 405(a)(2)(ii) of Regulation S-T.

No other changes have been made to the Form 10-Q. This Form 10-Q/A continues to speak as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update any related disclosures made in the Form 10-Q.

PART II.            OTHER INFORMATION

Item 6.	Exhibits

The following exhibits are filed herewith:

Exhibit Number	Document

3(i).1	Articles of Association of the Registrant(1)

3(i).2	Amended and Restated Articles of Association of the Registrant(1)

3(ii).1	Memorandum of Association of the Registrant(1)

3(ii).2	Amended and Restated Memorandum of Association of the Registrant(1)

4.1	Specimen Share Certificate(1)

10.1	Translation of Form of Employment Agreement between Registrant and Executive Officer of the Registrant(1)

10.2	Translation of Exclusive Technical and Consulting Service Agreement for Tranhold(1)

10.3	Translation of Management Fee Payment Agreement for Tranhold(1)

10.4	Translation of Proxy Agreement for Tranhold(1)

10.5	Translation of Equity Interest Pledge Agreement for Tranhold(1)

10.6	Translation of Exclusive Equity Interest Purchase Agreement for Tranhold(1)

10.7	Translation of Exclusive Technical and Consulting Service Agreement for Yanyu(1)

10.8	Translation of Management Fee Payment Agreement for Yanyu(1)

10.9	Translation of Proxy Agreement for Yanyu(1)

10.10	Translation of Equity Interest Pledge Agreement for Yanyu(1)

10.11	Translation of Exclusive Equity Interest Purchase Agreement for Yanyu(1)

10.14	Translation of Operating Agreement for Yanyu(1)

10.15	Translation of Operating Agreement for Tranhold(1)

10.16	Stock Option Plan(1)

10.17	Translation of Exclusive Technical and Consulting Service Agreement for BSST(2)

10.18	Translation of Management Fee Payment Agreement for BSST(2)

10.19	Translation of Operating Agreement for BSST(2)

10.20	Translation of Equity Interest Pledge Agreement for BSST(2)

10.21	Translation of Exclusive Equity Interest Purchase Agreement for BSST(2)

10.22	Translation of Proxy Agreement for BSST(2)

21.1	Subsidiaries of the Registrant(1)

31.1	Certification pursuant to Rule 13a-14(a) or 15(d)-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(3)

31.2	Certification pursuant to Rule 13a-14(a) or 15(d)-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(3)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(4)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(4)

99.1	Code of Business Conduct and Ethics(1)

99.2	Audit Committee Charter(5)

101.INS	XBRL Instance Document(6)

101.SCH	XBRL Taxonomy Extension Schema Document(6)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(6)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document(6)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(6)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(6)

(1)	Incorporated by reference to the registrant’s registration statement on Form S-1, File no. 333-158393, filed on April 3, 2009, as amended.
(2)	Incorporated by reference to the registrant’s Form 10-K, File no. 001-34427, filed on March 29, 2011.
(3)	Filed on Form 10-Q, File no. 001-34427, filed on August 15, 2011.
(4)	Furnished on Form 10-Q, File no. 001-34427, filed on August 15, 2011.
(5)	Incorporated by reference to the registrant’s Form 10-K, File no. 001-34427, filed on March 24, 2010.
(6)
Furnished herewith.  In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tri-Tech Holding Inc.

August 31, 2011	By:	/s/ Peter Dong
Peter Dong
Chief Financial Officer
(Principal Financial and Accounting Officer)