Form 10-Q
period 2011-09-30
Tri-Tech Holding, Inc.
filed 2011-11-15
CIK 1460801

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒ No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.
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
The Company is authorized to issue 30,000,000 ordinary shares, $0.001 par value per share. As of the date of this report, the Company has 8,160,407 ordinary shares outstanding, excluding 21,100 treasury shares.

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

i

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

Company Overview

Tri-Tech Holding Inc. (“TRIT,” “we,” “our” or “us”) is an engineering and system integration company based in Beijing, People’s Republic of China (“PRC”). We focus on the sector of water resource, water reclamation and environmental protection services. We combine civil engineering with proprietary information technology to create integrated systems that manage and control water processing projects for government entities as well as private enterprises. We hire 299 employees in our 10 subsidiaries and VIE affiliates: (1) Tri-Tech International Investment, Inc. (“TTII”), (2) Tri-Tech (Beijing) Co., Ltd. (“TTB”), (3) Beijing Satellite Science & Technology Co. (“BSST”), (4) Ordos Tri-Tech Anguo Investment Co., Ltd. (“TTA”), (5) Tianjin Baoding Environmental Technology Co., Ltd. (“Baoding”), (6) Tranhold Environmental (Beijing) Tech Co., Ltd. (“Tranhold”), (7) Beijing Yanyu Water Tech Co., Ltd. (“Yanyu”), (8) Tri-Tech Infrastructure LLC, a Delaware limited liability company located in the United States (“TIS”), (9) Beijing Huaxia Yuanjie Water Technology Co., Ltd. (“Yuanjie”), and (10) Buerjin Tri-Tech Industrial Co. Ltd. (“Buerjin”).

We operate on both public and private projects in three primary areas, including (i) water, wastewater treatment and municipal infrastructure, (ii) water resource management and engineering, (iii) industrial pollution control and safety.

We are currently in the process of diversifying our customer base. We are focusing on deriving more private sector revenues through acquisitions as well as organic growth, and by entering the lucrative overseas water treatment markets in India and other Asian and Middle Eastern countries.

Our principal executive offices are located at 16th Floor of Tower B, Renji Plaza, 101 Jingshun Road, Chaoyang District, Beijing 100102 China. The telephone number at this address is +86 (10) 5732-3666. Our ordinary shares are traded on the NASDAQ Capital Market under the symbol “TRIT.”

Our Internet website, www.tri-tech.cn, provides a variety of information. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K filed with the United States Securities and Exchange Commission (the “SEC”) are available, as soon as practicable after filing, under the investor relations tab on our website, or by a direct link to our filings on the SEC’s free website.

Our Markets and Our Products

We provide effective information technology and related solutions to complex environmental challenges faced by the government and large state-owned enterprises. Through our subsidiaries and VIE affiliates, we provide proprietary and self-manufactured, as well as third-party, products, integrated systems and related services for purposes of environmental protection and water resource monitoring and utilization.

Our major clients are a combination of government agencies, municipalities, and industrial companies located throughout China. Our strategy for maintaining a leading position in the market is to earn customer recognition, to continually improve our reputation in the industry and to strengthen our customer relations with government agencies and industrial clients by providing diverse products and services based on proprietary technology and tailored turnkey solutions.

We have designed water works and customized facilities for solid waste disposition, sewage treatment and water recycling. These systems combine processing equipment, control instruments and information management systems, using both local and distant networking hardware and software for the purpose of better resource allocation. The control and monitoring capacity of these systems are built on a combination of sensors, programmable logic controllers, supervisory control systems and data acquisition systems.

For government agencies, we design systems that track natural waterway levels for drought control, monitor groundwater quality, and generally manage water resources. For petroleum refineries, petrochemical factories and power plants, we provide systems for volatile organic compound abatement, odor control, water and wastewater treatment, and water recycling through project engineering of procurement and construction. We also provide safety and clean production technologies for oil and gas field exploration and pipeline transportation.

We assess the performance of each segment based on net revenue and gross profit on the overall contribution margin. Preliminary descriptions of the three reportable operating segments follow.

Our Three Segments

•
Segment 1: Water, Wastewater Treatment and Municipal Infrastructure. This segment focuses on municipal water supply and distribution, wastewater treatment and gray water recycling, through the procurement and construction of proprietary build-and-transfer process equipment and process control systems. We also provide municipal facilities engineering and operation management services for related infrastructure construction projects. This segment has historically provided the majority of our contract revenues.

•
Segment 2: Water Resource Management System and Engineering. This segment involves projects relating to water resource protection and allocation, flood control and forecasting, irrigation systems, and similar ventures through system integration of proprietary hardware and software products. For government agencies, we design systems that track natural waterway levels for drought control, monitor groundwater quality, and generally manage water resources.

•
Segment 3: Industrial Pollution Control and Safety. This segment focuses on industrial wastewater treatment for industrial safety and emergency response in the petroleum and power industries using a variety of technologies such as zero liquid discharge, seawater desalination, and air pollution and odor control. Projects in this segment include traditional engineering, procurement and construction of equipment and modules, and operation and maintenance of wastewater treatment plant. For petroleum refineries, petrochemical factories and power plants, we provide systematic solutions for volatile organic compound abatement, odor control, water and wastewater treatment, and water recycling. We also provide safety and clean production technologies for oil and gas field exploration and pipeline transportation.

Revenues by Segment

In the three months ended September 30, 2011, our total revenues were $24.0 million, including $15.5 million from Segment 1, $3.5 million from Segment 2, and $4.9 million from Segment 3. The tables presented below show the performance of each business segment for the three-month and nine-month periods ended September 30, 2011. For the quarter ended September 30, 2011, Segment 1 contributed 64.8% of the total revenues; Segment 2 contributed 14.6%; and Segment 3 contributed the remaining 20.6%.

Three Months Ended September 30, 2011
	Segment 1%		Segment 2%		Segment 3%		Total	%
System Integration	$15,521,756	99.9%	$3,183,877	91.0%	$4,944,679	100.0%	$23,650,312	98.6%
Hardware Products	$22,600	0.1%	$305,168	8.7%	$—	—	$327,768	1.4%
Software Products	$—	—	$10,908	0.3%	$—	—	$10,908	—
Total Revenues	$15,544,356	64.8%	$3,499,953	14.6%	$4,944,679	20.6%	$23,988,988	100.0%

The following table provides revenue percentage for each segment and category for the nine months ended September 30, 2011. Total revenues have reached approximately 79% of the expected guideline for 2011.

Nine Months Ended September 30, 2011
	Segment 1%		Segment 2%		Segment 3%		Total	%
System Integration	$45,195,775	100.0%	$5,367,098	72.0%	$8,841,486	97.5%	$59,404,359	96.2%
Hardware Products	$22,600	—%	$2,077,476	27.9%	$228,743	2.5%	$2,328,819	3.8%
Software Products	$—	—%	$10,908	0.1%	$—	—%	$10,908	—%
Total Revenues	$45,218,375	73.2%	$7,455,482	12.1%	$9,070,229	14.7%	$61,744,086	100.0%

Backlog and Pipeline for 2011

Based on the performance in the first three quarters of 2011 and the estimate for the remaining quarter, we anticipate that our revenues for the year will reach the range between $84 million and $89 million. Net income for 2011 will likely be between $7.9 million and $8.1 million. Assuming the number of total shares outstanding remains at 8,160,407, excluding the 21,100 shares held in treasury, we expect our earnings-per-share (“EPS”) to be between $0.97 and $1.00.

This guidance has been lowered from the previous net income ranging from $11 million to $12.8 million and EPS ranging from $1.35 to $1.58. Such change is mainly due to the delay of the awards of some major project contracts we have been pursuing for a long period of time, which we had expected to receive by the end of the third quarter of 2011. Despite the delay, we are confident on winning those projects, in light of the fact that we have successfully secured projects such as the Jasper Park water treatment project in Canada through our U.S. subsidiary, TIS, several flood control projects in various cities in China through Yanyu, and the natural gas distribution security system project for Wuhan City through BSST. The total contract price of these projects is estimated to be at $6.5 million. And most importantly, the Company was recently awarded three contracts with Bihar Urban Infrastructure Development Corporation Limited (“BUIDCo”) for engineering, procurement and construction of three sewage collection systems and sewage treatment plants for the towns of Hajipur, Buxar and Begusarai in the State of Bihar, Republic of India. The total contract price is approximately $42 million. The rapid growth of the sales and marketing team, the technical support team and project management professionals has increased our project costs and general expenses. The delayed revenue stream combined with higher expenses brought down our net income and EPS expectations. But, the management team is looking forward to a positive performance from the fourth quarter and beyond.

Our backlog represents the amount of contract work remaining to be completed, including revenues from existing contracts and work in progress expected to be recognized in the remaining of 2011 and onwards, based on the assumption that these projects will be completed on time according to project schedules. Some of the large projects might well go into year 2012. As of November 10, 2011, we had a total backlog of $101.6 million, including $71.1 million in Segment 1, $7.8 million in Segment 2 and the remaining $22.7 in Segment 3. The projects mentioned above are included in the backlog calculations.

As of the time of this report, we are expecting potential projects in the pipeline with a total value of $95.2 million, including approximately $43.4 million in Segment 1, $32.8 million in Segment 2, and $19.0 million in Segment 3.

 We expect that fiscal year 2011 will end with record revenues as compared to prior years, and we believe we will realize top line growth during the upcoming fiscal year 2012.

Macroeconomic Factors and Business Trends

China’s gross domestic product (“GDP”) maintained steady growth in the third quarter of 2011. According to the China State Bureau of Statistics, China’s GDP for the nine months ended September 30, 2011 reached RMB 32.1 trillion (or $5.1 trillion), an increase of 9.4% over the same period in 2010. The increase for the third quarter was 9.1% compared to the same period last year. Even though the growth of Chinese economy continued, the growth rate declined for three consecutive quarters, resulting from the tight monetary policy implemented by the Chinese government and the slow global economic recovery.

Industrial production growth (“IPG”) and fixed asset investment (“FAI”) in China also showed stable growth during the first nine months of 2011. IPG rate was 14.2% for the nine months ended September 30, 2011. FAI reached RMB 21.2 trillion (or $3.3 trillion) during the same time, an increase of 24.9% over the same period in 2010.

It is believed that the overall Chinese economy will stay healthy as investment and import showed robust performance in the third quarter signaling strong growth momentum. It is expected that the Chinese economic growth will stabilize at a moderate growth rate in the upcoming quarters, as the government gradually relieves its tight monetary policy previously implemented to rein in inflation.

Based on the general macroeconomic environment, we believe we are likely to continue our rapid growth during the remaining quarter of 2011 and beyond.

New Business Opportunities

Domestic Markets

According to the Guidelines to the Environmental Industry Development Program issued recently, during the Twelfth Five-Year Plan (2011- 2015) the government will give top priority in environmental industry to the retrofit and construction of wastewater treatment infrastructure in small- to medium-sized cities, high concentration and non-biodegradable industrial wastewater treatment, and sludge disposal. During the Twelfth Five-Year Plan, the government plans to further its efforts in water conservation and the use of recycled water. Compared to the 70% utilization rate of recycled water in developed countries, China’s water reuse is still in its infancy. Recycled water as a resource has tremendous potential in China, as most cities in China are in need of water. Over 400 out of 655 cities are in water shortage, and 200 of these 400 cities are in severe water shortage.

China Association of Environmental Protection Industry estimates investment in industrial wastewater treatment plants and municipal wastewater treatment plants to be over RMB 1 trillion during the Twelfth Five-Year Plan period. The wastewater treatment market is likely to maintain a high growth rate in the next ten years also due to the accelerated industrialization process. It is estimated that the waste water treatment capacity in China will increase by 63% during the period from 2011 to 2015, a compound annual growth rate (“CAGR”) of 10%. In light of the high market demand on wastewater treatment solutions, we believe that opportunities abound for up-stream wastewater pipeline manufacturers and mid-stream wastewater treatment plant builders. We are exploring strategic acquisitions to better position ourselves to take advantage of the opportunities in up-stream pipeline development capabilities.

China’s most stringent water resources management regulation was published earlier this year, consisting of a series of documents such as the State Council Circular No. 1 and Action Program on Implementation of the Most Stringent Water Resources Management Work Plan. We believe that the strict regulations bring opportunities for the water recycle industry. In recent years, local governments and large industrial enterprises have started their water recycle projects. Gradually, such projects become less dominated by government investment and function more as market-oriented operations, especially in cities in water shortage such as Beijing and Tianjin. Residential water prices have risen significantly due to higher cost. Therefore, recycled water is becoming increasingly competitive for the low cost. The Ministry of Industry and Information Technology has also set the target that industrial water consumption shall be reduced by 30% by 2015.

China’s seawater desalination has made remarkable progress in technology and in equipment. According to the State Oceanic Administration, China’s seawater desalination capacity increased to 600,000 tons daily from 30,000 tons daily 10 years ago, an increase of 20 times. It is estimated that the capacity will further quadruple in the next 10 years. According to the target set forth in Seawater Desalination Special Plan issued by the government, China’s seawater desalination capacity will reach 2.5 million tons to 3 million tons daily by 2020. We believe there are substantial opportunities to leverage our desalination technologies for both government customers and private sector users such as energy producers, which frequently operate facilities in the vicinity of a natural body of water.

Government financial support is the primary driving force behind the development of water resource infrastructure construction. According to the Ministry of Water Resources, the Ministry of Finance has invested RMB 3.8 billion ($587 million) in 1,100 counties across the country. The newly built projects in Hunan, Jiangxi and Yunnan Provinces have proven to be instrumental in reducing casualties and property damages during this year’s flood season. The Office of State Flood Control and Drought Relief recently held a flood prevention conference to encourage acceleration of construction progress in every province. Special water resource funds are anticipated for various stages with different focus. By 2013, the fund will be allocated in favor of bottleneck projects such as small- to medium-sized river improvements. The Chinese economy is expected to slow its rapid pace, but we believe our business will continue to grow for years to come.

Overseas Markets

India faces a critical shortage of safe and reliable water for industry and everyday use. In recent years, rapid industrialization and a growing population have placed increasing burden on the country’s limited existing water resources. Although India receives a substantial amount of rainfall, the monsoon season is unpredictable and much of the rainfall is not captured. Furthermore, most of India’s water resources are allocated to the agricultural sector, leaving little or no resources for other uses. To address this issue, the Indian government and its private sector have increased investment in water and wastewater treatment technologies.

The water and wastewater services market in India is expected to witness higher growth as the industrial end-user seek cost-effective solutions in the process of expanding the existing systems, installing new waterworks and addressing the mounting pressure from government legislation to reduce environmental pollution. The overall market is estimated to be more than $4 billion per year with an annual growth rate of 10–12%. The potential wastewater treatment market (presently only 10% of wastewater is treated) is estimated at $900 million per year with an annual growth rate of 14%.

In view of India’s increasing population (17% of world total population) and growing urbanization, demand for water there is likely to outstrip the supply (4% of world water resources). According to assessments by the Indian government, the country’s water requirement for industrial use will quadruple to 120 billion tons by 2025, from the current 30 billion tons per year.

Presently, India’s water transmission and distribution networks are outdated and poorly maintained. Most cities in India are not equipped with wastewater treatment plants or sewage collection systems. Even for the small number of cities having sewage treatment systems, facility operation and maintenance pose problems due to the lack of professional service providers. As such, 39% of the sewage treatment plants fail to satisfy the discharge standards mandated by Indian government authorities. It is common that raw sewage and not fully treated wastewater are discharged to public watercourses such as rivers, channels and open drainage in India, which leads to sanitary problems and severe pollution to water resources.

Multilateral and bilateral agencies are now providing substantial funding for infrastructure projects in India. The World Bank currently operates four projects in water supply and two projects in sanitation and sewage improvement, with a total worth of $700 million. The World Bank’s total commitment to India’s water sector amounts to more than $1.3 billion.

The Indian market represents a significant growth opportunity for us in the following areas:

•	Water treatment and water supply
•	Sewage collection and sanitation
•	Sewage treatment
•	Municipal solid waste management
•	Industrial wastewater treatment and recycling
•	Hazardous and biomedical waste management, treatment and disposal
•	Industrial air pollution control
•	Pollution testing and monitoring equipment and services
•	Environmental consultation and engineering services

Strategies for Growth

Segment 1: Water, Wastewater Treatment and Municipal Infrastructure

We are continuously working on expanding our geographical reach from the existing bases of operations in Beijing, Tianjin, Hubei, Hunan, Ningxia, Inner Mongolia, Xinjiang, Shaanxi, Sichuan, and Heilongjiang Provinces, Municipalities and Autonomous Regions. Recently, our expansion has also reached Anhui, Shanxi and Shandong Provinces. Our effort in Xinjiang has brought us the Yelaman project valued at RMB 20 million ($3.1 million), expected to be completed in November 2012. The Yelaman project will be conducted by our newly established subsidiary in Buerjin, Xinjiang.

In July 2011, we invested in Yuanjie to obtain a majority stake. The investment was a key part of our strategic growth plan in this segment. Yuanjie is engaged in water system integration for high-rise buildings and the management and operation of water treatment facilities. From its foundation in 2007, Yuanjie has developed integrated pressurized purification and dissolved oxygen biochemical technology as its core technology. Its products are widely used in universities, hospitals, government buildings, hotels, shopping malls, office buildings and residences. Its products have obtained international certifications from quality control, environmental control and occupational health safety management institutes. It has also obtained the compulsory certificate and seven hygiene licenses issued by governing bodies for the manufacture and maintenance of drinking water equipment and supplies. The certification, positioning Yuanjie as one of the leaders in high-quality treatment systems, is critical for the marketing of our products and services.

As a result of this investment, Yuanjie officially became our subsidiary, and our business profile in Segment 1 expanded to the consumer use market with substantial growth opportunities. Yuanjie will focus on becoming an industry leader in water treatment system integration by providing seasoned engineering capabilities, cutting edge technology and quality services to its customers. Yuanjie will also build its workforce further. The headcount at Yuanjie increased by 40 during the third quarter this year and we expect further development in the fourth quarter of 2011.

In addition to developing in the domestic markets, we are also actively seeking business opportunities overseas, such as in India. Our management has been evaluating our strength and strategies in the Indian market. To differentiate ourselves from competitors in the Indian market, we considered the following factors:

•	Proven expertise in engineering, procurement and construction (“EPC”) for reliable and efficient water and wastewater treatment systems
•	Competitive price
•	Reliable products
•	High-quality services and maintenance
•	Strategic alliances with a reputable local company with experience as both an EPC company and a developer in the water and wastewater sector in India
•	Local representation with strong support from headquarters
•	In-house facilities to perform detailed engineering, procurement and construction of water and wastewater treatment projects
•	On time project delivery

Recently, we were awarded three contracts by BUIDCo for the engineering, procurement and construction of three sewage collection systems and sewage treatment plants for the towns of Hajipur, Buxar, and Begusarai in the State of Bihar, Republic of India. The total contract value is approximately $42 million. These contract awards not only are a record high, but also represent a significant milestone for the success of our global expansion and geographic diversification. We expect all three projects to be completed by the end of 2013. The contracts will be performed primarily by Tri-Tech Infrastructure (India), Pvt, Ltd, a joint venture between us and Allied Energy Systems, Pvt, Ltd (“Tri-Tech India”) established in May 2010. To minimize potential risks in a new market, local talents with extensive project management experience and local geographical knowledge, along with our on-site technical support professionals from headquarters, will become our main force of project implementation.

Our business plan in this segment includes continued development in Chinese government infrastructure projects as well as diversification into private sector work. We seek additional debt financing to better position ourselves to become a general contractor on larger projects both domestically and internationally.

Segment 2: Water Resources Management Systems and Engineering Services

In this segment, we are gradually transforming from a specialty solution provider to a full-service solution provider for large-scale river basin projects. The Chinese government’s decision to initiate new programs and allocate significant investment to these projects offers us significant business opportunities. We have been investing in water quantity- and quality-monitoring technologies and upgrading our proprietary products. To ensure our leading position in the water sector in China, we recently introduced state-of-the-art water quantity and quality monitoring instruments to our application development.

Recently, Yanyu won five new projects in nine counties of five provinces in China, with a total value of $1.1 million.

Segment 3: Industrial Pollution Control and Safety

In this segment, we are strengthening our industrial pollution services for the energy sector, particularly the petroleum and petrochemical industries. While we have previously implemented the air pollution control systems for the petrochemical industry, we believe that there are significant business opportunities, such as water and wastewater treatment and safety, in related industries. We are currently focusing on multiple projects in the public utilities sector, such as water and wastewater treatment projects for coal-fired power plants. In the long term, we will expand into other industrial sectors such as thermal power, chemicals, petrochemicals, iron and steel, among others.

To enhance our business in this segment, we acquired the assets of J&Y International (“J&Y”), based in Wisconsin, U.S., in June of 2011. The J&Y acquisition is expected to bolster our capabilities in this segment with the cutting-edge water treatment and reclamation technologies for both private- and public-sector applications. We are actively expanding our business reach into seawater desalination and industrial water treatment businesses overseas. The J&Y acquisition offers us cutting-edge technologies including desalination, zero liquid discharge technology, evaporators, reverse osmosis, filtration, and ion exchange, among other biological, physical and chemical methods. Recently, TIS was awarded a water treatment project in Alberta, Canada for the Jasper Park Resort, which is the first of such contract directly awarded to TIS. Currently TIS is seeking project management talents to support its growth in North America.

Potential Acquisitions of Complementary Businesses

During the first three quarters of 2011, we have been actively executing our strategic acquisitions and investments. During the remaining quarter of 2011, we expect to continue our search for strategic and accretive acquisition targets to further our long-term growth. We plan to add individual components that fit into the overall services and products menu we intend to offer to our customers worldwide.

When evaluating potential acquisition targets, our management uses a disciplined and conservative approach to ensure the acquisitions will bring desired integration beneficial to our business.

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

Although we believe that our competitive strengths provide us with advantages over many of our competitors, some of the international competitors have stronger brand names, longer operating histories, and more established relationships with their customers, more research and development capabilities and greater marketing budgets, among other resources. Most of our international competitors are substantially larger and have greater access to capital than we do. Some of our domestic competitors have broader customer bases, better access to government assistance and stronger industry-based background. With our entry into the Indian and other overseas markets, we are facing more uncertainties posed by international competition.

Principal Suppliers

Our suppliers vary from project to project. Often, they are specifically appointed by the clients. Most of the materials or equipment we purchase are not unique and are easily available in the market. The prices for these purchases, although increasing, are relatively consistent and predictable. A specific supplier might constitute a significant percentage of our total purchase at a certain time for a large contract. The dependence on a specific supplier usually ends when the project is completed. We do not rely on any single supplier in the long term.

Principal Customers

Our operation is on a project-by-project basis, which does not usually allow us to create a long-term relationship with our customers. We negotiate with various government agencies, municipalities, industrial enterprises and/or their prime contractors in order to secure and undertake our various contracts. Our major customers usually account for a high percentage of our total revenues. The top five customers represented approximately 72.7% of the total revenues of the third quarter of 2011, while in the same period last year our top five customers represented 71.8% of the total revenues. Although we are dependent on our large clients to a certain degree, unlike other commercial businesses, the collectability of our accounts receivables is relatively high due to the nature of our client bases, consisting predominantly of government agencies and large state-owned enterprises.

Intellectual Property Rights

Before our investment in Yuanjie, we had a total of 27 software copyrights, two product patents and two registered trademarks. Yuanjie owns four product patents and three registered trademarks. As a result, we now have six product patents and five trademarks.

Government Regulation and Approval

As described in greater detail above in the discussion of our business segments, government policies and initiatives in the various industries we serve have a considerable impact on our potential for growth. We generally undertake projects for government entities and enterprises, and must complete the projects in accordance with the terms of the contracts in which we enter with those entities.

Employees

As of September 30, 2011, we had a total headcount of 299, of which 135 (45%) are in technical support and project management, 70 (23%) in sales, 27 (9%) in research and development, 28 (9%) in finance, and the remaining 39 (13%) in general and administrative functions. The increase of our headcount is mainly in the project management department, which grew by 15. In the sales department, headcount decreased by 9. Total headcount decreased by 3 compared to the end of second quarter in 2011. Our teams are very stable compared to our peers.

Research and Development

We focus our research and development efforts on improving our development efficiency and the quality of our products and services. Some members of our technical support team regularly participate in research and development programs. There are five major on-going software research and development projects and one hardware research and development project. The development phase projects are expected to be completed in early 2012.

As our research and development base, Baoding focuses on technology development, software development, pilot testing, manufacturing and pre-installation/pre-assembly preparation of our proprietary products. The Baoding research, development and production facility construction officially started in June 2011. Part I of phase one of the construction is for the odor control system manufacturing and automatic control box assembly workshops, which has been mostly completed. The acceptance inspection is scheduled at the end of November 2011. Part II of phase one construction is in process, and is to be completed around May 2012. The design for part II of phase one construction, the main office building and the dormitory, has been submitted for government approval. Phases two and three of the construction are scheduled to be completed by the end of 2013. The total capital budget is $18 million for phases one and two.

In addition to our current research and development projects, we are also pursuing cooperation opportunities with several specialty industrial companies in the U.S. and Europe. The technologies we are pursuing include the membrane bioreactor technology, forward osmosis membrane technology, the latest ecological engineering for wastewater treatment and advanced solid-liquid separation technology.

We entered into a license agreement with Hydration Technology Innovations, LLC (“HTI”) in 2010 for the new forward osmosis technology. We will construct and operate one or more forward osmosis pilot units the licensed technology. We are authorized and licensed to construct and operate such pilot units in both municipal and industrial sites for wastewater treatment testing, demonstration and evaluation. The HTI personal hydration products are at the development stage, and are undergoing design changes for localization.

Properties

Our principal executive offices are located at the 15th and 16th Floor of Tower B, Renji Plaza, 101 Jingshun Road, Chaoyang District, Beijing 100102 China. The rental space for the two floors is 908 square meters for the 15th floor and 986 square meters for the 16th floor. The lease contract for this location is from September 1, 2010 to August 31, 2013. We also have a 1,300 square meter rental office in Tianjin, located at Huayuan Property Management Zone, 4th Floor, Kaide A Complex, 7 Rongyuan Road, Tianjin, with a rental term that runs until December 2014. In addition, we have three other rental office locations in various areas of Beijing, for which the lease contracts expire at various times no later than August 26, 2012.

TTB entered into a land use right purchase agreement with a local government agency, Tianjin Land Resource Bureau Baodi Branch, on November 26, 2010. The agreement was for the land use right of an area of 158,954 square meters in exchange for the consideration of RMB 35 million ($5.3 million). The consideration has been fully paid as of December 31, 2010. The land is located at West Tianbao Road, Baodi Economic Development Zone in Tianjin. The land use right is for 50 years starting on January 18, 2011. The official land use right application process has been completed in June 2011 and the land use right certificate obtained in July 2011. We have confirmed the transfer of the land use right and the acceptance letter was signed on January 18, 2011. Therefore, the amortization of the land use right over the expected duration of 50 years has started since January 2011 with RMB 180,338 ($28,378) per quarter. The first phase of the construction is in progress and expected to be completed by 2012.

Results of Operations

Overview for the Three and Nine Months Ended September 30, 2011 and 2010

Our operating revenues are primarily derived from system design and integration, hardware product design, manufacturing and sales, and software design and sales.  Our third quarter results reflected stable growth. Highlights of our financial results during the three months ended September 30, 2011 include:

•
Total revenues increased to $23,988,988 in the third quarter of 2011, an increase of $7,119,620, or 42.2%, from $16,869,368 in the same period 2010.  This increase is primarily attributable to the following factors:

o	Systems integration revenue increased from $16,235,860 in the third quarter of 2010 to $23,650,312 in the same period in 2011, an increase of $7,414,452, or 45.7%.
o	Hardware products revenue totaled $327,768 in the third quarter of 2011, a decrease of $271,336, or 45.3%, from $599,104 in the third quarter of 2010.
o	Software revenue was $10,908 in the third quarter of 2011, a decrease of $23,496 compared to $34,404 in the same period last year.

•
Total cost of revenues increased by $5,528,327 from $12,382,112 in the third quarter of 2010 to $17,910,439 in the third quarter of 2011, a 44.6% increase compared with the same period in 2010. This increase is attributable to the increase of cost in system integration by 48.1%, and the decrease by 42.7% in hardware product cost and 88.5% in software product cost.

•
Total operating expenses were $2,943,883 for the third quarter of 2011, or 12.3% of the total revenue, compared with $1,696,160, or 10.1% of the total revenue, in the same period of 2010. This represents an increase of $1,247,723, or 73.6%.

•
Operating income increased to $3,134,666 in the third quarter of 2011, by 12.3%, from $2,791,096 in the third quarter of 2010, representing 13.1% and 16.5% of the total revenues in the third quarter of 2011 and 2010, respectively.

•	Net income attributable to TRIT decreased to $1,937,103, or 8.1%, for the third quarter of 2011, from $2,243,698, for the third quarter of 2010.

The following are the operating results for the three months ended September 30, 2011 and 2010:

	Three Months Ended September 30, 2011 ($)	% of Sales	Three Months Ended September 30, 2010 ($)	% of Sales	Change ($)	Change (%)
Revenues	23,988,988	100.0%	16,869,368	100.0%	7,119,620	42.2%
Cost of Revenues	17,910,439	74.7%	12,382,112	73.4%	5,528,327	44.6%
Selling and Marketing Expenses	519,451	2.2%	288,308	1.7%	231,143	80.2%
General and Administrative Expenses	2,393,836	10.0%	1,301,061	7.7%	1,092,775	84.0%
Research and Development Expenses	30,596	0.1%	106,791	0.6%	(76,195)	(71.3)%
Total Operating Expenses	2,943,883	12.3%	1,696,160	10.1%	1,247,723	73.6%
Operating Income	3,134,666	13.1%	2,791,096	16.5%	343,570	12.3%
Other (Expenses) Income	(171,262)	(0.7)%	55,655	0.3%	(226,917)	(407.7)%
Income before Provision for Income Taxes and Noncontrolling Interests Income	2,963,404	12.4%	2,846,751	16.9%	116,653	4.1%
Provision for Income Taxes	499,577	2.1%	605,256	3.6%	(105,679)	(17.5)%
Net Income before Allocation to Noncontrolling Interests	2,463,827	10.3%	2,241,495	13.3%	222,332	9.9%
Less: Net Income Attributable to Noncontrolling Interests	526,724	2.2%	(2,203)	(0.0)%	528,927	(24,009.4)%
Net Income Attributable to TRIT	1,937,103	8.1%	2,243,698	13.3%	(306,595)	(13.7)%

Performance highlights for the nine months ended September 30, 2011 include:

•	Total revenues increased to $61,744,086 from $29,210,260, an increase of $32,533,826, or 111.4%.

•	Cost of revenues increased to $45,351,139 in the nine-month period in 2011 from $19,951,909 for the same period last year, an increase of $25,399,230, or 127.3%.

•
Total operating expenses increased to $7,746,176 in the first nine months of 2011 from $3,867,147 in the same period 2010, an increase of $3,879,029, or 100.3%. The most significant contributor to this increase is the general and administrative expenses. The increase was $3,422,247, or 117.2%, comparing the nine-month periods in 2011 and 2010.

•
Operating income for the nine months ended September 30 2011 was $8,646,771, or 14.0%, of the total revenue. Compared to $5,391,204 for the same period last year, it was an increase of $3,255,567, or 60.4%.

•	Net income attributable to TRIT was $5,397,772, or 8.7% of total revenue, an increase of $914,872, or 20.4%, from $4,482,900 for the same period last year.

The following are the operating results for the nine months ended September 30, 2011 and 2010:

	Nine Months Ended September 30, 2011 ($)	% of Sales	Nine Months Ended September 30, 2010 ($)	% of Sales	Change ($)	Change (%)
Revenues	61,744,086	100.0%	29,210,260	100.0%	32,533,826	111.4%
Cost of Revenues	45,351,139	73.5%	19,951,909	68.3%	25,399,230	127.3%
Selling and Marketing Expenses	1,305,774	2.1%	726,540	2.5%	579,234	79.7%
General and Administrative Expenses	6,343,062	10.3%	2,920,815	10.0%	3,422,247	117.2%
Research and Development	97,340	0.2%	219,792	0.8%	(122,452)	(55.7)%
Total Operating Expenses	7,746,176	12.5%	3,867,147	13.2%	3,879,029	100.3%
Operating Income	8,646,771	14.0%	5,391,204	18.5%	3,255,567	60.4%
Other (Expenses) Income	(268,396)	(0.4)%	133,348	0.5%	(401,744)	(301.3)%
Income before Provision for Income Taxes and Noncontrolling Interests Income	8,378,375	13.6%	5,524,552	18.9%	2,853,823	51.7%
Provision for Income Taxes	1,344,636	2.2%	1,024,676	3.5%	319,960	31.2%
Net Income before Allocation to Noncontrolling Interests	7,033,739	11.4%	4,499,876	15.4%	2,533,863	56.3%
Less: Net Income Attributable to Noncontrolling Interests	1,635,967	2.6%	16,976	0.1%	1,618,991	9,536.9%
Net Income Attributable to TRIT	5,397,772	8.7%	4,482,900	15.3%	914,872	20.4%

Revenues

Our revenues are subject to value added tax (“VAT”), business tax, urban maintenance and construction tax and additional education surcharges. Among the above taxes, VAT has been deducted from the calculation of revenues.

Our total revenues for the third quarter of 2011 were $23,988,988, an increase of $7,119,620, or 42.2%, compared with the same period last year. This increase is primarily attributable to an increase in the system integration category, from $16,235,860 in the third quarter of 2010 to $23,650,312 in the same period for 2011, or an increase of 45.7%. Revenue from Segment 1, water, wastewater treatment and municipal infrastructure, continued to be very strong, constituting 64.8% of the total revenue. Revenue from Segment 2, water resource management and engineering, totaled $3,499,953, or 14.6% of the total revenue. Revenue from Segment 3, industrial pollution control and safety, totaled $4,944,679, constituting 20.6% of the total revenues for the third quarter, mostly in the system integration category.

For the nine months ended September 30, 2011, total revenues reached $61,744,086, among which 73.2%, or $45,218,375, was from Segment 1, 12.1%, or $7,455,482, was from Segment 2, and 14.7%, or $9,070,229, was from Segment 3. The system integration category constituted 96.2% of the total revenue, or $59,404,359. Hardware product sales revenue totaled $2,328,819, constituting the remaining 3.8%.

Cost of Revenues

Total cost of revenues was $17,910,439 for the third quarter of 2011, an increase of $5,528,327, or 44.6%, from $12,382,112 in the third quarter of 2010. The system integration category, which was the largest contributor to the revenue increase, was also the largest contributor to the increase in the cost of revenue, totaling $17,652,014.  The cost of revenues increase in the system integration category was $5,733,251, or 48.1%, from $11,918,763 in the third quarter of 2010 to $17,652,014 in the third quarter of 2011. The increase is mainly a result of the Ordos build-and-transfer project, which was at 90% completion by the end of the third quarter. 20% of the project was completed in the third quarter of 2011 alone. The expansion phase of the Ordos project has been 40% completed in total by the end of the third quarter.

Total cost of revenues for the nine months ended September 30, 2011 was $45,351,139, an increase of $25,399,230, or 127.3%, compared to $19,951,909 for the same period in 2010. The cost for system integration category, totaling $43,925,339, had an increase of $26,417,316, or 150.9%, from $17,508,023. The cost of revenues for both hardware and software products had a slight decrease.

Cost of revenues is based on total actual costs incurred plus estimated costs to completion applied to percentage of completion as measured at different stages. It includes material costs, equipment costs, transportation costs, processing costs, packaging costs, quality inspection and control, outsourced construction service fees and other costs that directly relate to the execution of the services and delivery of projects. Cost of revenues also includes freight charges, purchasing and receiving costs and inspection costs when they are incurred.

Our gross margin decreased from 26.6% in the third quarter of 2010 to 25.3% in the third quarter of 2011. The most important reason is that a large part of our total revenues for this quarter was for the Ordos project, which, given the scale of the project, has a relatively low gross margin. Typically, the larger the size of the project, the lower the gross margin will be. At the same time, we have been more conservative on the estimates of Ordos project costs. Higher accrued project costs also caused the lower gross margin. Our strategy is to carefully choose more higher-margin build-and-transfer projects. In the next two to three years, we will continue to look for ways to minimize the negative impact on our gross margin through optimizing product and system design, leveraging purchasing bargaining power, and exploring supply chain financing and local equipment sourcing.

The gross margin for the nine months ended September 30, 2011 and 2010 was 26.5% and 31.7%, respectively.

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of compensation costs, marketing costs, travel expenses and business entertainment expenses. In the third quarter of 2011, total selling and marketing expenses increased by $231,143, or 80.2%, from $288,308 in the third quarter of 2010 to $519,451. This increase was caused by increases in compensation-related expenses of $117,532, or 156.2%, from $75,246 in the third quarter of 2010 to $192,778 for the same period this year, travel expenses of $3,553, or 6.2%, from $57,508 in the third quarter of 2010 to $61,061 for the same period this year, and other selling expenses of $128,429, or 191.2%, from $67,160 in the third quarter of 2010 to $195,589 for the same period of 2011. The entertainment expenses decreased by $18,371, or 20.8%, from $88,394 in the third quarter of 2010 to $70,023 for the same period of 2011.

The selling and marketing expenses for the nine months ended September 30, 2011 totaled $1,305,774, an increase of $579,234, or 79.7%, from $726,540 for the same period last year. This increase was mainly due to the increase of headcount for the sales team and rapid geographic expansion. Compensation-related costs increased from $221,381 for the nine-month period ended September 30, 2010 to $487,668 for the same period this year, an increase of $266,287, or 120.3%. Travel expenses increased from $112,657 for the nine-month period ended September 30, 2010 to $196,833 for the same period this year, an increase of $84,176, or 74.7%. Other selling expenses increased from $177,435 for the nine-month period ended September 30, 2010 to $403,499 for the same period this year, an increase of $226,064, or 127.4%. The entertainment expenses increased by $2,707, or 1.3%, from $215,067 in the third quarter of 2010 to $217,774 for the same period of 2011.

Selling and marketing expenses for the three and nine months ended September 30, 2011 took up approximately 2% of the total revenues. We anticipate it to continue to increase in the remaining of the year.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation costs, rental expenses, professional fees, and other overhead expenses. General and administrative expenses increased by $1,092,775, or 84%, from $1,301,061 in the third quarter of 2010 to $2,393,836 in the third quarter of 2011. Of this increase, $170,802 was for officers’ salaries, which increased from $52,232 in the third quarter of 2010 to $223,034 in the third quarter of 2011. Salaries for mid-level management, technical support team, and other office staff increased by $288,284, or 110.9%, from $259,851 in the third quarter of 2010 to $548,135 in the third quarter of 2011. Other human resource expenses, such as endowment and social insurance, increased by 41.2% and 472.6%, respectively, to $51,647 and $89,873, in the third quarter of 2011. Rent increased by $92,570, or 83.4%, from $111,034 in the third quarter of 2010 to $ 203,604 in the third quarter of 2011 due to office relocation. Professional fees increased by $191,476, or 313.1%, from $61,153 to $252,629, which was mainly for audit and legal services. Amortization of intangible assets and software increased by $138,725 from $56,883 in the third quarter of 2010 to $195,608 in the same period of 2011. This increase was due to the purchase of some major software and intangible assets in our acquired subsidiaries and the amortization of land use rights. Depreciation of plant and equipment increased by $25,054 from $37,085 in the third quarter of 2010 to $62,139 in the same period of 2011.Other general and administrative expenses increased by $96,616, or 14.4%, from $670,551 to $767,167 in the third quarter of 2011. Those are mainly for office expenses, utilities, travel, communication and other services.

In the first nine months of 2011, our administrative support, including human resources and finance functions, grew stronger. Many highly qualified professionals joined us to support the revenue growth. Total general and administrative expenses for the nine months ended September 30, 2011 was $6,343,062, an increase of $3,422,247, or 117.2%, from $2,920,815 for the same period last year. Of this increase, $1,325,018 was for compensation-related costs. Other human resource expenses, such as endowment and social insurance, increased by 71.6% and 207.8%, respectively, to $158,484 and $218,047, in the first nine months of 2011. Rent increased by $311,517, or 123.8%, from $251,700 in the first nine months of 2010 to $563,217 in the same period of. Professional fee increased by $420,209, or 229.1%, from $183,457 in the first three quarters of 2010 to $603,666 for the same period this year. Amortization and Depreciation increased by $370,801, or 391.8% and $104,161, or 140.9% respectively. Other general and administrative overhead increased by $677,187 for the three quarters of 2011, or 50.2%, compared to the same period last year.

General and administrative expenses for the three and nine months ended September 30, 2011 took up approximately 10% of the total revenue. We anticipate it to continue to increase but at a lower speed in the future.

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

We, including our subsidiaries and VIE affiliates, are subject to income taxes on an entity basis on income arising in or derived from the tax jurisdictions in which each entity is domiciled. According to the New Enterprise Income Tax Law in China, the unified enterprise income tax (“EIT”) rate is 25%. However, two of our subsidiaries are eligible for certain favorable tax policies for being high-tech companies.

	EIT
	Three Months Ended September 30,
	2011	2010
	%	%
TTB (effective until the end of 2011)	7.5	7.5
BSST	15	15
Yanyu	15	25
Tranhold	25	25
TTA	25	—
Baoding	25	25
Yuanjie	25	—
Buerjin	25	—
Effective EIT	17	21

The favorable income tax treatment for TTB at 7.5% is going to expire at the end of 2011. Afterwards, the EIT rate could be either 15% if TTB qualifies as a high-tech company or 25% if it does not so qualify. We believe that TTB will continue to qualify as a high-tech company. The provision for income tax for the third quarter of 2011 was $499,577.

We have not recorded tax provision for U.S. tax purposes as they have no assessable profits arising in or derived from the United States and we intend to permanently reinvest accumulated earnings in the PRC operations.

Net Income before Income Taxes

In the quarter ended September 30, 2011, our net income before provision for income taxes was $2,963,404, an increase of $116,653, or 4.1%, compared to $2,846,751 in the same period in 2010. Our provision for income taxes decreased by $105,679, from $605,256 in the third quarter of 2010 to $499,577 in the same period in 2011. In the third quarter of 2011, net income attributable to the shareholders of TRIT was $1,937,103, a decrease of $306,595, or 13.7%, from $2,243,698 for the same period in 2010.

For the nine months ended September 30, 2011, our net income before provision for income taxes increased by 51.7%, or $2,853,823, from $5,524,552 for the same period last year to $8,378,375. The provision for income taxes increased by $319,960, or 31.2%, from $1,024,676 to $1,344,636. The net income attributable to the shareholders of TRIT was $5,397,772, an increase of $914,872, or 20.4%, from $4,482,900 for the same period in 2010.

Liquidity and Capital Resources

As highlighted in the consolidated statements of cash flows, our liquidity and available capital resources are impacted by four key components: (i) cash and cash equivalents, (ii) operating activities, (iii) financing activities, and (iv) investing activities.

Consolidated cash flows for the nine months ended September 30, 2011 and 2010 were as follow:

	Nine Months Ended September 30,		Change
	2011 ($)	2010 ($)	($)
Net Cash Used in Operating Activities	(15,235,658)	(6,691,647)	(8,544,011)
Net Cash Used in Investing Activities	(3,164,394)	(1,877,970)	(1,286,424)
Net Cash Provided by Financing Activities	7,436,530	31,424,518	(23,987,988)
Effects of Exchange Rate Changes on Cash and Cash Equivalents	606,782	(961,600)	1,568,382
Net (Decrease) Increase in Cash and Cash Equivalents	(10,356,740)	21,893,301	(32,250,041)
Cash and Cash Equivalents, Beginning of Period	23,394,995	7,171,464	16,223,531
Cash and Cash Equivalents, End of Period	13,038,255	29,064,765	(16,026,510)

Cash and Cash Equivalents

At September 30, 2011, our cash and cash equivalents amounted to $13,038,255. The restricted cash as of September 30, 2011 and December 31, 2010 amounted to $2,433,309 and $1,709,035, respectively, which are not included in the total of cash and cash equivalents. The restricted cash consisted of deposits as collaterals for the issuance of letters of credit. Our subsidiaries that own these deposits do not have material cash obligations to any third parties. Therefore, the restriction does not impact our liquidity.

Operating Activities

Net cash used for operating activities was $15,235,658 for the nine months ended September 30, 2011, compared with $6,691,647 in the same period 2010. The increase of $8,544,011 in operating cash outflow was mainly attributable to the lag between revenue recognition and cash collection for the build-and-transfer projects in the first half of 2011. This increase is expected, since it is common that most of the cash collection happens in the second half of the year. $7.9 million has been received for the initial phase of the Ordos project, and it is the client’s intention to pay ahead of the schedule to avoid additional financing charges. This will enhance our operating cash to a certain extent. As we focus more on our newly adapted build-and-transfer business model, we are likely to face a more critical cash position in the future. However, we are confident that as soon as we pass this rapid takeoff stage and cash collection for the major projects begins to catch up, this particular tightness of cash will ease substantially.

Investing Activities

Net cash used for investing activities was $3,164,394 during the nine months of 2011, compared to $1,877,970 in the same period of 2010, an increase of $1,286,424. The increase was due to the business combination and payment to third party loans. For the remaining part of 2011, our investment strategy will remain to focus on capital expenditures for research and development facilities and for new technology and product development, as well as potential merger and acquisitions.

Financing Activities

The cash provided by financing activities was $7,436,530 in the nine months ended September 30, 2011, compared to $31,424,518 in the same period of 2010. The large cash inflow last year was due to the second round of capital fund-raising.

Effect of Exchange Rate Changes on Cash and Cash Equivalents

Net cash gain due to currency exchange was $606,782 in the nine months ended September 30, 2011, an amelioration of $1,568,382 compared to a loss of $961,600 in the same period of 2010.

Restricted Net Assets

Our ability to pay dividends is primarily dependent on receiving distributions of funds from our subsidiaries, which is restricted by certain regulatory requirements. Relevant Chinese statutory laws and regulations permit payments of dividends by our Chinese subsidiaries only out of their retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. In addition, our PRC subsidiaries are required to set aside at least 10% of their after-tax profit after deducting any accumulated deficit based on PRC accounting standards each year to our general reserves until the accumulated amount of such reserves reach 50% of our registered capital. These reserves are not distributable as cash dividends. Our off-shore subsidiaries, TIS and TTII, do not have material cash obligations to third parties. Therefore, the dividend restriction does not impact our liquidity. There is no significant difference between accumulated profit calculated pursuant to PRC accounting standards and that pursuant to U.S. GAAP. As of September 30, 2011 and December 31, 2010, restricted retained earnings were $897,382 for both, and restricted net assets were $3,856,295 and $3,579,295, respectively. Unrestricted retained earnings as of September 30, 2011 and December 31, 2010 were $17,961,396 and $12,563,624, respectively, which were the amounts available for distribution in the form of dividends or for reinvestment.

Working Capital and Cash Flow Management

As of September 30, 2011, our working capital was $18,973,000. Due to the increase in purchase orders, we have experienced tremendous pressure from a shortage in working capital. We received net proceeds from our follow-on offering of $30,251,442 in 2010, of which we have used $24,829,845, or 81.14%, on working capital, product research and development, acquisition and sales and marketing. The percentage allocation is shown below:

Description of Use	Proposed Expenditure Amount	Actual Expenditures through September 30, 2011
Working Capital	$18,973,000	$18,973,000	100.00%
Mergers & Acquisitions	6,120,000	2,867,794	46.86%
New Product Development	3,366,000	847,051	25.16%
Sales & Marketing	2,142,000	2,142,000	100.00%
Total	$30,601,000	$24,829,845	81.14%

However, we may require additional cash to undertake larger projects or to complete strategic acquisitions in the future. In the event our current capital is insufficient to fund these and other business plans, we may take the following actions to meet such working capital needs:

•
We may look into the possibility of optimizing our funding structure by obtaining short- and/or long-term debt through commercial loans. We are actively exploring opportunities with other major Chinese banks, such as ICBC and CITIC Bank, and we expect to acquire additional lines of credit to enable us to gain more project opportunities in the future. Other financing instruments into which we are currently looking include supply chain financing, project financing, trust fund financing and capital leasing. In the third quarter of 2011, we have been granted a line of credit loan in the amount of RMB 60 million ($9.4 million) from CITIC Bank. RMB 30 million has been drawn down.

•
We may improve our collection of accounts receivable. Most of our clients are central, provincial and local governments. We believe that our clients are in good financial positions. Therefore, good collectability from relatively high accounts receivables is expected. The accounts receivable collection should catch up with our rapid growth in the near future. Given the interest rates in the long-term contracts, it is possible that some clients might choose to pay the contract fees before the due date. As of the time of filing, $4.7 million has been received ahead of the contracted payment schedule.

Segment Information

We have three reportable operating segments. The segments are grouped with reference to the types of goods and services provided and the types of clients that use such goods and services. Total sales and costs are divided among these three segments. We assess each segment’s performance based on net revenue and gross profit on contribution margin.

Segment 1: Water, Wastewater Treatment and Municipal Infrastructure

The following are the operating results for the three months ended September 30, 2011 and 2010 for Segment 1:

	Three Months Ended September 30,
	2011 ($)	2010($)	Change ($)	Change (%)
Revenues	15,544,356	10,855,076	4,689,280	43.2%
Cost of Revenues	11,479,642	7,902,411	3,577,231	45.3%
Operating Expenses:
Selling and Marketing Expenses	193,088	105,024	88,064	83.9%
General and Administrative Expenses	1,505,191	880,001	625,190	71.0%
Research and Development	9,310	58,757	(49,447)	(84.2)%
Total Operating Expenses	1,707,589	1,043,782	663,807	63.6%
Other (Expenses) Income, Net	(141,909)	71,117	(213,026)	(299.5)%
Income before Provision for Income Taxes	2,215,216	1,980,000	235,216	11.9%

Net revenue for Segment 1 was $15,544,356 for the three months ended September 30, 2011, an increase of $4,689,280, or 43.2%, from $10,855,076 in the same period of 2010. This increase was mainly attributable to the progress on the Ordos drinking water plant project. In the third quarter of 2011, we recognized revenue of $13,743,004 on Ordos, which is about 20% of the initial phase contract value and 20% of the expansion phase contract value. In total, the initial phase project has reached approximately 90% completion. The customer’s acceptance of the initial phase project is expected before the end of the year. The remaining 10% of the revenue will be recognized upon customer acceptance.

Cost of revenues for Segment 1 was $11,479,642 in the third quarter of 2011, an increase of $3,577,231, or 45.3%, from that of $7,902,411 in the second quarter of 2011. The percentage increase was higher than that in revenues because the revenue generated from system integration increased while the revenue generated from software sales decreased. The Ordos project, which has a relatively low gross margin, contributed $10,176,196 to the cost of revenues in this segment. As a result, the gross margin for Segment 1 is 26.1%, a slight decrease from 27.2% for the same period last year.

Total operating expenses in Segment 1 were $1,707,589, an increase of $663,807, or 63.6%, compared with $1,043,782 in the third quarter of 2010. The selling and marketing expenses increased from $105,024 in the third quarter of 2010 to $193,088 in same period 2011, an increase of $88,064, or 83.9%. The increase was mainly due to the increase in headcount and travel expenses. The general and administrative expenses for the third quarter of 2011 were $1,505,191, an increase of $625,190, or 71.0%, compared with $880,001 for the same period in 2010. The increase was caused by the increase in salaries, rent and professional service expenses.

Other expenses were $141,909 in the third quarter of 2011, a $213,026 decrease compared to other income of $71,117 in the same period of 2010. The decrease was mainly due to the foreign exchange loss against Japanese Yen in the third quarter of 2011.

Income before provision for income taxes was $2,215,216 in the quarter ended September 30, 2011, an increase of $235,216, or 11.9%, from that of $1,980,000 in the same period in 2010. Net margin for this segment was 14.3%.

The following are the operating results for the nine months ended September 30, 2011 and 2010 for Segment 1:

	Nine Months Ended September 30,
	2011 ($)	2010($)	Change ($)	Change (%)
Revenues	45,218,375	17,668,651	27,549,724	155.9%
Cost of Revenues	33,691,392	11,929,209	21,762,183	182.4%
Operating Expenses:
Selling and Marketing Expenses	446,023	295,421	150,602	51.0%
General and Administrative Expenses	3,443,092	1,646,931	1,796,161	109.1%
Research and Development	17,246	169,170	(151,924)	(89.8)%
Total Operating Expenses	3,906,361	2,111,522	1,794,839	85.0%
Other (Expenses) Income, Net	(181,925)	86,842	(268,767)	(309.5)%
Income before Provision for Income Taxes	7,438,697	3,714,762	3,723,935	100.2%

In Segment 1, revenues were $45,218,375 for the nine months ended September 30, 2011, an increase of $27,549,724, or 155.9%, from $17,668,651 in the same period of 2010. Cost of revenues for Segment 1 was $33,691,392 for the nine months ended September 30, 2011, an increase of $21,762,183, or 182.4%, from that of $11,929,209 in the same period of 2010. The nine-month gross margin for Segment 1 was 25.5%, compared to 32.5% for the same period last year. The decrease of gross margin was caused by the growing scale of the projects and more conservative recognition of the related revenues and costs.

Total operating expenses in Segment 1 were $3,906,361, an increase of $1,794,839, or 85.0%, compared with $2,111,522 in the same period of 2010. The selling and marketing expenses increased from $295,421 for the nine months ended September 30, 2010 to $446,023 in the same period of 2011, an increase of $150,602, or 51%. The general and administrative expenses for the nine months ended September of 30, 2011 were $3,443,092, an increase of $1,796,161, or 109.1%, compared with $1,646,931 for the same period in 2010.

Other expenses were $181,925 for the nine months ended September 30, 2011, a $268,767 decrease compared to other income of $86,842 in the same period of 2010.

Income before provision for income taxes was $7,438,697 for the nine months ended September 30, 2011, an increase of $3,723,935, or 100.2%, from that of $3,714,762 in the same period in 2010. The nine-month net margin for this segment was 16.5% compared to 21% for the same period last year.

Segment 2: Water Resource Management System and Engineering Services

The following are the operating results for the three months ended September 30, 2011 and 2010 for Segment 2:

	Three Months Ended September 30,
	2011 ($)	2010($)	Change ($)	Change (%)
Revenues	3,499,953	1,239,850	2,260,103	182.3%
Cost of Revenues	2,499,569	977,190	1,522,379	155.8%
Operating Expenses:
Selling and Marketing Expenses	251,978	102,269	149,709	146.4%
General and Administrative Expenses	384,287	176,571	207,716	117.6%
Research and Development	5,711	48,034	(42,323)	(88.1)%
Total Operating Expenses	641,976	326,874	315,102	96.4%
Other Income (Expenses), Net	(31,273)	(541)	(30,732)	5,680.6%
Income (Loss) before Provision for Income Taxes	327,135	(64,755)	391,890	(605.2)%

In Segment 2, net revenue was $3,499,953 for the three months ended September 30, 2011, an increase of $2,260,103, or 182.3%, from $1,239,850 in the same period of 2010. Revenues in this segment increased significantly since the revenue stream from projects awarded during June and July 2011 started to be recognized in the third quarter of 2011. The Yanyu contract for the flash flood early warning projects in Hebei, Beijing and Yunnan Provinces and Municipality have a total value of RMB 26.7 million ($4.1 million). These projects are expected to be completed at different points in the remaining part of the 2011.

Cost of revenues in Segment 2 was $2,499,569 in the quarter ended September 30, 2011, an increase of $1,522,379, or 155.8%, from $977,190 in the same period of 2010. The gross margin for this segment was 28.6% compared to 21.2% for the same period last year.

Total operating expenses in Segment 2 were $641,976, an increase of $315,102, or 96.4%, compared with $326,874 in the third quarter of 2010. The selling and marketing expenses increased from $102,269 in the third quarter of 2010 to $251,978 in the third quarter of 2011, an increase of $149,709, or 146.4%. The increase was mainly due to the increases in headcount and travel expenses. The general and administrative expenses for the third quarter of 2011 were $384,287, an increase of $207,716, or 117.6%, compared with $176,571 for the same period in 2010.

Other expenses were $31,273 in the quarter ended September 30, 2011, an increase of $30,732, compared with other expenses of $541 in the same period of 2010. The increase was primarily for the interest expenses on the line of credit loan used during the period.

Income before provision for income taxes were $327,135 in the quarter ended September 30, 2011, an increase of $391,890, compared with a loss of $64,755 in the same period of 2010. The net margin in this segment was 9.3%.

The following are the operating results for the nine months ended September 30, 2011 and 2010 for Segment 2:

	Nine Months Ended September 30,
	2011 ($)	2010($)	Change ($)	Change (%)
Revenues	7,455,482	4,909,340	2,546,142	51.9%
Cost of Revenues	4,944,921	3,110,261	1,834,660	59.0%
Operating Expenses:
Selling and Marketing Expenses	617,710	338,893	278,817	82.3%
General and Administrative Expenses	1,126,621	849,494	277,127	32.6%
Research and Development	53,959	48,109	5,850	12.2%
Total Operating Expenses	1,798,290	1,236,496	561,794	45.4%
Other Income (Expenses), Net	(61,568)	54,577	(116,145)	(212.8)%
Income before Provision for Income Taxes	650,703	617,160	33,543	5.4%

Segment 2 revenues were $7,455,482 for the nine months ended September 30, 2011, an increase of $2,546,142, or 51.9%, from $4,909,340 in the same period of 2010. Cost of revenues in Segment 2 was $4,944,921 for the nine months ended September 30, 2011, an increase of $1,834,660, or 59.0%, from $3,110,261 in the same period of 2010. The nine-month gross margin for this segment was 33.7% compared to 36.6% for the same period last year.

Total operating expenses in Segment 2 were $1,798,290, an increase of $561,794, or 45.4%, compared with $1,236,496 in the nine months ended September 30, 2010.  The selling and marketing expenses increased from $338,893 for the nine months ended September 30, 2010 to $617,710 in the same period of 2011, an increase of $278,817, or 82.3%. The increase was mainly due to the increases in headcount, travel expenses and other contractual service fees. The general and administrative expenses for the nine months ended September 30, 2011 were $1,126,621, an increase of $277,127, or 32.6%, compared with $849,494 for the same period in 2010.

Other expenses were $61,568 for the nine months ended September 30, 2011, a decrease of $116,145, compared with other income of $54,577 in the same period of 2010. The decrease was primarily due to the scrap of inventory material and interest expenses on the line of credit loan.

Income before provision for income taxes was $650,703 for the nine months ended September 30, 2011, an increase of $33,543, or 5.4%, compared with $617,160 in the same period of 2010. The nine-month net margins for 2011 and 2010 in this segment were 8.7% and 12.6%, respectively.

Segment 3: Industrial Pollution Control and Safety

The following are the operating results for the three months ended September 30, 2011 and 2010 for Segment 3:

	Three Months Ended September 30,
	2011 ($)	2010($)	Change ($)	Change (%)
Revenues	4,944,679	4,774,442	170,237	3.6%
Cost of Revenues	3,931,228	3,502,511	428,717	12.2%
Operating Expenses:
Selling and Marketing Expenses	74,385	81,015	(6,630)	(8.2)%
General and Administrative Expenses	504,358	244,489	259,869	106.3%
Research and Development	15,575	—	15,575	—
Total Operating Expenses	594,318	325,504	268,814	82.6%
Other Income (Expenses), Net	1,920	(14,921)	16,841	(112.9)%
Income before Provision for Income Taxes	421,053	931,506	(510,453)	(54.8)%

Revenues in Segment 3 were $4,944,679 for the three months ended September 30, 2011, an increase of $170,237, or 3.6%, compared to $4,774,442 in the same quarter of 2010. The cost of revenues for the third quarter was $3,931,228, an increase of $428,717, or 12.2%, compared with $3,502,511 in the third quarter of 2010. The gross margin for the third quarter of 2011 and 2010 were 20.5% and 26.6%, respectively.

Total operating expenses were $594,318, an increase of $268,814, or 82.6%, compared with $325,504 in the third quarter of 2010. Selling and marketing expenses decreased by $6,630 compared to the third quarter of 2010. General and administrative expenses increased from $244,489 in the third quarter of 2010 to $504,358, an increase of $259,869, or 106.3%. Income before provision for income taxes for the third quarter 2011 was $421,053, compared to $931,506 for the same period last year, a decrease of $510,453, or 54.8%. The net margin for this segment was 8.5% compared to 19.5% for the same period last year.

The following are the operating results for the nine months ended September 30, 2011 and 2010 for Segment 3:

	Nine Months Ended September 30,
	2011 ($)	2010($)	Change ($)	Change (%)
Revenues	9,070,229	6,632,269	2,437,960	36.8%
Cost of Revenues	6,714,826	4,912,439	1,802,387	36.7%
Operating Expenses:
Selling and Marketing Expenses	242,040	92,226	149,814	162.4%
General and Administrative Expenses	1,773,350	424,390	1,348,960	317.9%
Research and Development	26,135	2,513	23,622	940.1%
Total Operating Expenses	2,041,525	519,129	1,522,396	293.3%
Other Income (Expenses), Net	(24,903)	(8,071)	(16,832)	208.5%
Income before Provision for Income Taxes	288,975	1,192,630	(903,655)	(75.8)%

Revenues in Segment 3 for the nine months ended September 30, 2011 were $9,070,229, an increase of $2,437,960, or 36.8%, compared to $6,632,269 in the same quarter of 2010. The cost of revenues for the nine months ended September 30, 2011 was $6,714,826, an increase of $1,802,387, or 36.7%, compared with $4,912,439 for the same period last year.

Total operating expenses were $2,041,525, an increase of $1,522,396 compared to $519,129 for the nine months ended September 30, 2010. Selling and marketing expenses increased by $149,814, compared to the nine months ended September 30, 2010. General and administrative expenses were $1,773,350, compared to $424,390 for the nine months ended September 30, 2010, an increase of $1,348,960. These increases were mainly due to the increases in headcount and compensation, rent, professional fees and amortization of intangible assets. Other expenses in Segment 3 increased from $8,071 for the nine months ended September 30, 2010 to $24,903 for the nine months ended September 30, 2011, an increase of $16,832, or 208.5%.

Assets attributable to each segment as of September 30, 2011 and December 31, 2010 are shown below:

Segment Assets	Segment 1	Segment 2	Segment 3	Total
As of September 30, 2011	$77,360,342	$23,652,617	$25,828,782	$126,841,741
As of December 31, 2010	$44,168,017	$14,488,083	$24,106,603	$82,762,703

Contractual Obligations and Commercial Commitments

Operating Leases

As of September 30, 2011, we had commitments under certain operating leases, which require annual minimum rental payments as follows:

For the Year Ending December 31,	Amount
2011	$188,168
2012	656,228
2013	452,896
2014	115,128
Total	$1,412,420

Our leased properties are principally located in Beijing and are used for administration and research and development purposes. The terms of these operating leases vary from one to five years. Pursuant to the lease terms, when the contracts expire, we have the right to extend them with new negotiated prices. The leases are renewable subject to negotiation. Rental expenses were $203,604 and $111,034 for the quarter ended September 30, 2011 and 2010, respectively.

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

Capital Expenditures

In the past, the capital expenditures were mainly for purchases of computers and other office equipment to support our daily business activities. Our capital expenditures will increase in the near term as our business continues to grow and as the construction of our research and development facilities in Tianjin progresses.  The construction of the research and development center consists of three phases.  Phase one is to be completed around May 2012. Phase two and three of the construction are planned to be completed by the end 2013. The total capital investment is expected to be $20 million.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements for the quarter ended September 30, 2011 or 2010.

Taxation

According to an approval from the Beijing State Tax Bureau of Xicheng District, TTB receives a preferential income tax rate of 7.5% from January 1, 2009 to December 31, 2011.

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

Business tax varies from 3% to 5% depending on the nature of the revenue, and VAT is at a rate of 17%. For revenues generated from those parts of our software solutions which are recognized by and registered with government authorities and meet government authorities’ requirements to be treated as software products, we are entitled to receive a refund of 14% on the total VAT paid at a rate of 17%. Revenues from software products other than the above are subject to full VAT at 17%. In addition, we are currently exempted from business tax for revenues generated from development and transfer of tailor-made software solutions for clients.  Further, revenues from consulting services are subject to a 5% business tax. Qualified to issue VAT invoices, we need to maintain a certain amount of revenue that is taxable by VAT. As such, we may have to refuse some of the tax exemption benefits in our tailor-made software development and transfer business and pay VAT for those parts of the revenue in order to maintain minimum VAT revenue thresholds. This practice may cease to apply if more of the software products become recognized and registered as software products in the PRC.

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

Accounts Receivable

Our accounts receivable period is 63 days for the third quarter of 2011, significantly shortened compared to the first two quarters of 2011. Given the characteristics of the clientele, we are confident that our accounts receivable are of good quality even though our accounts receivable days are relatively long compared with companies in other industries. Our finance team is constantly monitoring the accounts receivable quality and the process and assumptions used in bad debt provision. In case of any event that indicates accounts receivable quality deterioration, management will reassess the bad debt provision within the period such event occurs.

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

Disclosure Controls and Procedures

As of September 30, 2011, the Company carried out an evaluation, under the supervision of and with the participation of management, including the Company’s chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the three or nine month periods ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.             OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)
The section entitled “Use of Proceeds” from the registration statement filed on January 8, 2010, as amended (the “Registration Statement”) is incorporated herein by reference. The effective date of the Registration Statement is April 14, 2010, and the Commission file number assigned to the Registration Statement is 333-164273. The Registration Statement registers the offering of up to 2,366,833 ordinary shares (subject to amendment in accordance with the Securities Act of 1933 and the rules and regulations promulgated thereunder) (the “Offering”). As of September 30, 2011, the Company has spent proceeds from the Offering in accordance with the following chart:

Description of Use	Proposed Expenditure Amount	Actual Expenditures Through September 30, 2011
Working Capital	$18,973,000	$18,973,000	100.00%
Mergers & Acquisitions	6,120,000	2,867,794	46.86%
New Product Development	3,366,000	847,051	25.16%
Sales & Marketing	2,142,000	2,142,000	100.00%
Total	$30,601,000	$24,829,845	81.14%

(c)        None.

Item 3.                      Defaults Upon Senior Securities

 None.

Item 4.                      (Removed and Reserved)

Item 5.                      Other Information

 None.

Item 6.                      Exhibits

The following exhibits are filed herewith:

Exhibit
Number	Document

3(i).1	Amended and Restated Articles of Association of the Registrant (1)

3(ii).1	Amended and Restated Memorandum of Association of the Registrant (1)

4.1	Specimen Share Certificate (1)

10.1	Translation of Form of Employment Agreement between Registrant and Executive Officer of the Registrant (1)

10.2	Translation of Exclusive Technical and Consulting Service Agreement for Tranhold (1)

10.3	Translation of Management Fee Payment Agreement for Tranhold (1)

10.4	Translation of Proxy Agreement for Tranhold (1)

10.5	Translation of Equity Interest Pledge Agreement for Tranhold (1)

10.6	Translation of Exclusive Equity Interest Purchase Agreement for Tranhold (1)

10.7	Translation of Exclusive Technical and Consulting Service Agreement for Yanyu (1)

10.8	Translation of Management Fee Payment Agreement for Yanyu (1)

10.9	Translation of Proxy Agreement for Yanyu (1)

10.10	Translation of Equity Interest Pledge Agreement for Yanyu (1)

10.11	Translation of Exclusive Equity Interest Purchase Agreement for Yanyu (1)

10.14	Translation of Operating Agreement for Yanyu (1)

10.15	Translation of Operating Agreement for Tranhold (1)

10.16	Stock Option Plan (1)

10.17	Translation of Exclusive Technical and Consulting Service Agreement for BSST (2)

10.18	Translation of Management Fee Payment Agreement for BSST (2)

10.19	Translation of Operating Agreement for BSST (2)

10.20	Translation of Equity Interest Pledge Agreement for BSST (2)

10.21	Translation of Exclusive Equity Interest Purchase Agreement for BSST (2)

10.22	Translation of Proxy Agreement for BSST (2)

21.1	Subsidiaries of the Registrant (3)

31.1	Certifications pursuant to Rule 13a-14(a) or 15(d)-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (3)

31.2	Certifications pursuant to Rule 13a-14(a) or 15(d)-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (3)

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

99.2	Audit Committee Charter (4)

(1)	Incorporated by reference to the registrant’s registration statement on Form S-1, File no. 333-158393, filed on April 3, 2009, as amended.
(2)	Incorporated by reference to the registrant’s Form 10-K, File no. 001-34427, filed on March 29, 2011.
(3)	Filed herewith.
(4)	Incorporated by reference to the registrant’s Form 10-K, File no. 001-34427, filed on March 24, 2010.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tri-Tech Holding Inc.

November 14, 2011	By:	/s/ Peter Dong
Peter Dong
Chief Financial Officer
(Principal Financial and Accounting Officer) and
Duly Authorized Officer

TRI-TECH HOLDING INC. AND SUBSIDIARIES
Consolidated Financial Statements

For the three and nine months ended September 30, 2011 and 2010

TRI-TECH HOLDING INC. AND SUBSIDIARIES
TABLE OF CONTENTS

Page

CONSOLIDATED BALANCE SHEETS	F-3
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME	F-4
CONSOLIDATED STATEMENTS OF CASH FLOWS	F-5
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-6 – F26

TRI-TECH HOLDING INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	September 30, 2011	December 31,
	(Unaudited)	2010
ASSETS
Current Assets
Cash and cash equivalents	$13,038,255	$23,394,995
Restricted cash	2,400,584	1,505,617
Accounts Receivable, net of allowance for doubtful accounts of $749,252 and $427,020 as of September 30, 2011 and December 31, 2010, respectively	17,006,850	18,041,079
Unbilled revenue	3,586,649	3,208,473
Other receivables	3,218,056	1,427,050
Inventories	8,009,195	5,886,619
Deposits on projects	912,704	591,505
Prepayments to suppliers and subcontractors	8,415,724	1,311,844
Total current assets	56,588,017	55,367,182
Long-term unbilled revenue	55,503,962	15,936,739
Plant and equipment, CIP, net	1,699,042	1,045,150
Intangible assets, net	11,576,717	4,331,261
Long-term restricted cash	32,725	203,418
Long-term prepayment on land use right	—	5,284,854
Goodwill	1,441,278	594,099
Total Assets	$126,841,741	$82,762,703
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$3,930,768	$2,721,643
Costs accrual on projects	22,018,556	9,198,420
Customer deposits and billing in excess of revenue	1,872,755	1,650,174
Other payables	8,366,722	2,717,502
Accrued liabilities	1,094,828	294,809
Payable on acquisition consideration	735,000	—
Income taxes payable	3,081,888	1,656,800
Short-term bank borrowing	6,998,144	—
Current portion of long-term liabilities	—	14,994
Total current liabilities	48,098,661	18,254,342
Noncurrent deferred income taxes	548,925	187,295
Total Liabilities	48,647,586	18,441,637
Equity
Tri-Tech Holding Inc. shareholders' equity
Ordinary shares ($0.001 par value, 30,000,000 shares authorized; 8,181,507 and 8,051,833 shares issued as of September 30, 2011 and December 31, 2010, respectively)	8,182	8,052
Additional paid-in-capital	48,509,352	47,278,042
Statutory reserves	897,382	897,382
Retained earnings	17,961,396	12,563,624
Treasury stock at cost (21,100 shares in treasury as of September 30, 2011 and December 31, 2010, respectively)	(193,750)	(193,750)
Accumulated other comprehensive income	3,985,896	1,739,799
Total Tri-Tech Holding Inc. shareholders' equity	71,168,458	62,293,149
Noncontrolling Interests	7,025,697	2,027,917
Total shareholders' equity	78,194,155	64,321,066
Total liabilities and equity	$126,841,741	$82,762,703

See notes to consolidated financial statements

TRI-TECH HOLDING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues:
System integration	$23,650,312	16,235,860	59,404,359	25,331,077
Hardware products	327,768	599,104	2,328,819	2,873,945
Software products	10,908	34,404	10,908	1,005,238
Total revenues	23,988,988	16,869,368	61,744,086	29,210,260
Cost of revenues
System integration	17,652,014	11,918,763	43,925,339	17,508,023
Hardware products	256,680	448,163	1,424,055	2,404,245
Cost of software	1,745	15,186	1,745	39,641
Total cost of revenues	17,910,439	12,382,112	45,351,139	19,951,909
Gross profit	6,078,549	4,487,256	16,392,947	9,285,351
Operating expenses:
Selling and marketing expenses	519,451	288,308	1,305,774	726,540
General and administrative expenses	2,393,836	1,301,061	6,343,062	2,920,815
Research and development expenses	30,596	106,791	97,340	219,792
Total operating expenses	2,943,883	1,696,160	7,746,176	3,867,147
Income from operations	3,134,666	2,791,096	8,646,771	5,391,204
Other income (expenses):
Other expense	(105,129)	(24,409)	(255,916)	(45,165)
Interest income	11,079	29,075	71,687	48,771
Interest expense	(37,212)	(249)	(44,167)	(3,012)
Fair value change on contingent investment consideration	(40,000)	-	(40,000)	-
Tax rebates	-	51,238	-	132,754
Total other (expenses) income, net	(171,262)	55,655	(268,396)	133,348
Income before provision for income taxes	2,963,404	2,846,751	8,378,375	5,524,552
Provision for income taxes	499,577	605,256	1,344,636,	1,024,676
Net income	2,463,827	2,241,495	7,033,739	4,499,876
Less: Net income (loss) attributable to Non-controlling Interests	526,724	(2,203)	1,635,967	16,976
Net income attributable to Tri-Tech Holding Inc shareholders	$1,937,103	2,243,698	5,397,772	4,482,900
Comprehensive income
Net income	2,463,827	2,241,495	7,033,739	4,499,876
Foreign currency translation adjustment	1,155,540	652,949	2,502,743	720,934
Comprehensive income	3,619,367	2,894,444	9,536,482	5,220,810
Less: Comprehensive income attributable to non-controlling interests	717,207	44,417	1,892,613	68,451
Comprehensive income attributable to Tri-Tech Holding Inc.	$2,902,160	2,850,027	7,643,869	5,152,359
Net income attributable to Tri-Tech Holding Inc. shareholders per share:
Basic	$0.24	0.29	0.67	0.66
Diluted	$0.24	0.28	0.66	0.65
Weighted Average number of Ordinary Shares outstanding:
Basic	8,160,407	7,817,085	8,116,802	6,789,604
Diluted	8,160,407	7,927,734	8,125,590	6,900,253

See notes to consolidated financial statements

TRI-TECH HOLDING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	For The Nine Months Ended September 30,
	2011	2010
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income	$7,033,739	4,499,876
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of option stock-based compensation	276,474	277,490
Amortization of warrants stock-based compensation	45,491	3,944
Depreciation and amortization	682,010	168,576
Loss on disposal of plant and equipment	5,657
Provision for doubtful accounts	296,173	256,731
Deferred income taxes	361,630	(150,280)
Changes in operating assets and liabilities:
Restricted cash	(638,708)	1,438,072
Accounts receivable	1,571,166	(7,109,762)
Unbilled revenue	(38,280,759)	(11,084,619)
Other receivables and deposits on projects	(111,996)	(1,617,344)
Inventories	(1,385,434)	782,743
Prepayments to suppliers and subcontractors	(5,938,596)	(1,848,967)
Billings in excess of revenue	(30,593)	(8,677)
Accounts payable	852,108	(270,407)
Cost accrual on projects	12,135,018	8,106,567
Customer deposits	19,212	13,059
Other payables	5,821,712	(1,203,041)
Accrued liabilities	751,401	(38,591)
Income taxes payable	1,298,637	1,092,983
Net cash used in operating activities	(15,235,658)	(6,691,647)
Cash flows from investing activities:
Payment in business acquisition	(488,000)	(1,447,000)
Cash acquired from business combination	825,395	175,490
Cash proceed from disposal of plant and equipment	4,311	—
Payment to purchase plant and equipment	(298,925)	(312,636)
Payment to purchase intangible assets	(1,444,294)	(293,824)
Addition of construction in progress	(289,274)	—
Loan to third-party companies	(1,473,607)	—
Net cash used in investing activities	(3,164,394)	(1,877,970)
Cash flows from financing activities:
Proceeds from exercising options into ordinary shares	454,009	1,377,000
Proceeds from short-term bank borrowing	6,853,470	—
Capital Injection by Minority Shareholder	187,935	—
Proceeds from the issuance of common stock	—	30,666,876
Payment in repurchase treasury stock	—	(193,750)
Proceeds from loan from third-party companies	(43,540)	—
Payment of financing expenses to agencies	—	(392,784)
Payment of installment of purchased vehicle	(15,344)	(32,824)
Net cash provided by financing activities	7,436,530	31,424,518
Effect of exchange rate fluctuation on cash and cash equivalents	606,782	(961,600)
Net (decrease) increase in cash and cash equivalents	(10,356,740)	21,893,301
Cash and cash equivalents, beginning of period	$23,394,995	7,171,464
Cash and cash equivalents, end of period	$13,038,255	29,064,765
Supplemental disclosure of cash flow information:
Income taxes paid	$96,490	80,019
Interest paid on debt	$44,167	3,012
Supplemental disclosure of noncash investing and financing activities:
Addition in land use right by transferring from long-term prepayment	$5,547,907	—
Payable to purchase intangible assets during the business combination	$735,000	—
Issued 35,974 ordinary shares as one of the consideration in business combination	$277,000	—
Issued 260,000 common shares as one of the consideration to Beijing Satellite Science & Technology Co. Ltd.	$—	2,334,800
See notes to consolidated financial statements

Tri-Tech Holding Inc. and Subsidiaries
Notes To Consolidated Financial Statements
September 30, 2011 and 2010

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

TRIT currently has ten subsidiaries:: (1) Tri-Tech International Investment, Inc. (“TTII”), (2) Tri-Tech (Beijing) Co., Ltd. (“TTB”), (3) Beijing Satellite Science & Technology Co. (“BSST”), (4) Tianjin Baoding Environmental Technology Co., Ltd. (“Baoding”), (5) Tranhold Environmental (Beijing) Tech Co., Ltd. (“Tranhold”), (6) Beijing Yanyu Water Tech Co., Ltd. (“Yanyu”) and (7) Tri-Tech Infrastructure LLC, a Delaware limited liability company located in the United States (“TIS”), (8) Ordos Tri-Tech Anguo Investment Co., Ltd. (“TTA”), (9) Beijing Huaxia Yuanjie Water Technology Co., Ltd (“Yuanjie”), and (10) Buerjin Tri-Tech Industrial Co. Ltd. (“Buerjin”). The corporate structure is as follow:

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

On June 18, 2011, TTB entered into an investment agreement with Yuanjie and Yuanjie’s original shareholder to increase the capital investment in Yuanjie. The total investment from TTB will be RMB10,990,500, and TRIT has 51% of control over Yuanjie.

On August 23, 2011, Buerjin was established aiming for projects in the Xinjiang province, especially in Buerjin County.  The registered capital amount is RMB10,000,000, or $1,573,589, and RMB6,000,000, $944,153 has been paid. The Company has 80% of the control over this newly established subsidiary.

Tri-Tech Holding Inc. and Subsidiaries
Notes To Consolidated Financial Statements
September 30, 2011 and 2010

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

2.	Summary of Significant Accounting Policies

Principles of consolidation and basis of presentation

The consolidated interim financial information as of September 30, 2011 and for the three and nine-month periods ended September 30, 2011 and 2010 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures, which are normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have not been included. The interim consolidated financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of September 30, 2011, its consolidated results of operations and cash flows for the three-month and nine-month periods ended September 30, 2011 and 2010, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

Certain of the Company’s accounting policies require higher degrees of professional judgment than others in their application. These include the recognition of revenue under the percentage of completion method, the allowance for doubtful accounts, long term contract collectability, impairment of fixed assets and intangible assets, income tax and contingent investment payables. Management evaluates all of its estimates and judgments on an on-going basis.

Tri-Tech Holding Inc. and Subsidiaries
Notes To Consolidated Financial Statements
September 30, 2011 and 2010

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

Useful Life
Proprietary technology relating to sewage, municipal solid waste treatment and tail gas purification	20 years
Proprietary technology relating to low energy consumption data transmission system	20 years
Large region environmental management system	10 years
Mobile web management system	10 years
Database Management System	10 years
Pollution reduction checking assistant	10 years
Water pollution control infrastructure	10 years
Software-Gas Flow	20 years
Software-Oil Mixing	20 years
Software-Crude Blending	10 years
Customer Relationship	5 years
Land use right	50 years
Know-how	8-10 years
Contract backlog	1 year

Tri-Tech Holding Inc. and Subsidiaries
Notes To Consolidated Financial Statements
September 30, 2011 and 2010

Revenue Recognition

Our revenues consist primarily of three categories: (i) Hardware Product Sales, (ii) Software Product Sales, and (iii) System Integration Sales. The Company recognizes revenue when the consideration to be received is fixed or determinable, products delivered, or services rendered, and collectability ensured.

For System Integration, sales contracts are structured with fixed price. The contract periods range from two months to approximately three years in length. The Company recognizes revenue of these contracts following the percentage-of-completion method, measured by different stages of completion in accordance with ASC 605-35, “Construction-Type and Production-Type Contracts”. Only if the actual implementation status meets the established stage will the Company recognize the relevant portion of the revenue. There are four major stages for the System Integration revenue recognition: (a) the completion of project design, (b) the delivery of products, (c) the completion of debugging, and (d) inspection and acceptance. For BT projects, such as the Ordos drinking water plant project, the Company recognizes the project revenue using the man-power hours, which is the primary element of the total project costs, as the measurement for percentage of completion.

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

The Company records revenue in excess of billings as “unbilled revenue”, and billings in excess of revenues as “billings in excess of revenue.”  For revenues accounted for under these two accounts, we expect the amounts to be collected within one year. For those with collective period longer than one year, we classify them under “Long-term unbilled revenue” on the consolidated balance sheets.

Tri-Tech Holding Inc. and Subsidiaries
Notes To Consolidated Financial Statements
September 30, 2011 and 2010

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

The Company adopted Financial Accounting Standards Board (“FASB”) accounting standard codification 740(ASC 740), as of January 1, 2007. The Company recognizes a tax position as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that the Company believes is more than 50% likely to be realized on examination. For tax positions not meeting the “more likely than not” test, the Company does not record it as a tax benefit. The Company also adopts ASC 740 guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. It had no effect on the Company’s financial statements as of September 30, 2011 and December 31, 2010. The Company did not have any significant unrecognized uncertain tax positions as of September 30, 2011 and December 31, 2010.

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

Recently Issued Accounting Pronouncements

In September 2011, the FASB issued Accounting Standards Update No. 2011-08, Intangibles—Goodwill and Other (Topic 350)—Testing Goodwill for Impairment (ASU 2011-08), to simplify how entities test goodwill for impairment. ASU 2011-08 allows entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If a greater than 50 percent likelihood exists that the fair value is less than the carrying amount then a two-step goodwill impairment test as described in Topic 350 must be performed. The guidance provided by this update becomes effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

3.	Business Combinations

J&Y International Inc.

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

Tri-Tech Holding Inc. and Subsidiaries
Notes To Consolidated Financial Statements
September 30, 2011 and 2010

The above contingent consideration was classified as a liability as of June 9, 2011, the closing date. The fair value of the contingent consideration as of June 9, 2011 and September 30, 2011 was estimated at $735,000 with supporting of the official appraisal reports from an assessment agency.

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

The customer relationship and the know-how generated from the J&Y acquisition was appraised and the value was estimated to be $590,000 and $690,000, respectively. Management expects to realize synergies from combining the operations of the Company and J&Y. None of the goodwill recognized is expected to be deductible for income tax purposes. All of the goodwill was assigned to the segment 3, Industrial pollution control and safety water resource.

The fair values of the assets acquired recognized at the acquisition date as of June 09, 2011:
Fair Value
as of June 09, 2011
Customer relationship	$590,000
Know-how	690,000
Deferred tax liabilities	(369,250)
Total identifiable net assets	$910,750

The following table represents the consideration allocation based on estimated fair value on June 9, 2011:
Total identifiable net assets	$910,750
Goodwill	549,250
Total consideration	1,460,000

On June 30, 2011, the customer relationship and know-how was reported at $570,000 and $700,000 according to the management’s best estimate because the fair value assessment by an independent third party has not been completed. Upon finalizing the valuation procedures, fair value of the customer relationship increased by $20,000 and that of know-how decreased by $10,000. That adjustment is measured as the fair value adjustment at the acquisition date less the additional depreciation that would have been recognized had the asset’s fair value at the acquisition date been recognized from that date. The fair value of the customer relationship and know-how has now been retrospectively adjusted to represent the fair value of the item of these intangible assets.

The amounts of J&Y’s revenue and earnings for the nine months ended September 30, 2011, and the revenue and earnings of the combined entity had the acquisition date been January 1, 2011, or January 1, 2010, are as follow. The unaudited pro forma financial information presents the result of operation of the Company as if the acquisition of J&Y has occurred as of December 31, 2010. The result includes the impact of preliminary fair value adjustment on intangible assets and the related adjustments on deferred taxes. The unaudited pro forma financial information is not necessarily indicative of what the Company’s consolidated results of operations would actually have been had it completed the acquisition on December 31, 2010. In addition, the unaudited pro forma financial information does not attempt to project the future results of operations of the combined entity.

Tri-Tech Holding Inc. and Subsidiaries
Notes To Consolidated Financial Statements
September 30, 2011 and 2010

	Revenue	Earnings
Actual from June 9 to September 30, 2011 generated from assets purchased from J&Y (Unaudited)	$-	$-
Supplemental pro forma from January 1 – September 30, 2011 (Unaudited)	$61,778,286	$8,329,735
Supplemental pro forma for January 1 – September 30, 2010 (Unaudited)	$30,454,182	$5,525,003

Supplemental pro forma in revenue:

Revenue	J&Y	TRIT Group	Elimination	Combined
January 1, 2011–September 30, 2011 (Unaudited)	$34,200	$61,744,086	$-	$61,778,286
January 1, 2010–September 30, 2010 (Unaudited)	$1,243,922	$29,210,260	$-	$30,454,182

Supplemental pro forma in earnings:
Earnings	J&Y	TRIT Group	Elimination	Combined
January 1, 2011–September 30, 2011 (Unaudited)	$(48,640)	$8, 378,375	$-	$8,329,735
January 1, 2010–September 30, 2010 (Unaudited)	$451	$5,524,552	$-	$5,525,003

Huaxia Yuanjie Water Technology Co,Ltd

TTB entered into an investment agreement on June 18, 2011 with Yuanjie and Yuanjie’s original shareholder to increase the capital investment in Yuanjie. The total investment is RMB10,990,500, or $1,729,453, among which RMB10,000,500 or $1,573,668 is in cash, and the remaining RMB990,000 or $155,785 are intangible assets. These intangible assets were purchased from an officer/director of Yuanjie with the issuance of the TRIT shares.

According to the agreement, the investment from TTB will be divided into 2 phases:

1 Cash of RMB5,000,000 or $786,794 is agreed to paid within five days after the investment contract executed. The amount was paid in full on July 12, 2011.

2, Cash of RMB5,000,500 or $786,873 and Intangible Assets of RMB990,000 or $155,785  are scheduled to be paid three months after the first payment, on October 12, 2011, subject to any undisclosed potential liability adjustments. To this day, TRIT has not discovered any undisclosed potential liability.

After the above capital investment, the total registered capital for Yuanjie will be RMB21,550,000, or $3,391,084  which RMB10,990,500 or $1,729,453 was invested by TIRT, or 51% of the total investment. According to the article of association, shareholder resolutions will be effective if over 50%, majority is reached. The article of association was effective from July 22, 2011, therefore, Yuanjie is considered as subsidiary of TRIT as of that day.

The following table represents the consideration allocation based on estimated fair value study on July 22, 2011:
Total identifiable net assets	$1,406,156
Goodwill	297,929
Noncontrolling Interest	1,371,124
Total consideration from WOFE and Noncontrolling Shareholder	3,075,209

Tri-Tech Holding Inc. and Subsidiaries
Notes To Consolidated Financial Statements
September 30, 2011 and 2010

The unaudited pro forma financial information shown below does not attempt to project the future results of operations of the combined entity.
	Revenue	Earnings
Actual from July 22 to September 30, 2011 generated from assets purchased from Yuanjie (Unaudited)	$293,655	$82,733
Supplemental pro forma from January 1 – September 30, 2011 (Unaudited)	$62,919,950	$8,349,716
Supplemental pro forma for January 1 – September 30, 2010 (Unaudited)	$29,820,886	$5,515,617

Supplemental pro forma in revenue:
Revenue	Yuanjie	TRIT Group	Elimination	Combined
January 1, 2011–September 30, 2011	$1,469,519	$61,450,431	$-	$62,919,950
January 1, 2010–September 30, 2010	$610,626	$29,210,260	$-	$29,820,886

Supplemental pro forma in earnings:
Earnings	Yuanjie	TRIT Group	Elimination	Combined
January 1, 2011–September 30, 2011	$54,074	$8, 295,642	$-	$8,349,716
January 1, 2010–September 30, 2010	$(8,935)	$5,524,552	$-	$5,515,617

A reconciliation of the carrying amount of goodwill is as shown below:

Carrying amount of Goodwill
January 31, 2011	$594,099
Goodwill from J&Y acquisition	549,250
Goodwill from Yuanjie acquisition	297,929
September 30, 2011	$1,441,278

Tri-Tech Holding Inc. and Subsidiaries
Notes To Consolidated Financial Statements
September 30, 2011 and 2010

4.	Variable Interest Entities

Variable Interest Entities (VIEs) are entities that have either a total equity investment that is insufficient to permit the entity to finance its activities without additional subordinated financial support, or whose equity investors lack the characteristics of a controlling financial interest, such as through voting rights, right to receive the expected residual returns of the entity or obligation to absorb the expected losses of the entity. The variable interest holder, if any, that has a controlling financial interest in a VIE is deemed to be the primary beneficiary and must consolidate the VIE. Tri-Tech is deemed to have a controlling financial interest and be the primary beneficiary to the entities mentioned in Note 1 above, because it has both of the following characteristics:

1, power to direct activities of a VIE that most significantly impact the entity’s economic performance, and

2, obligation to absorb losses of the entity that could potentially be significant to the VIE or right to receive benefits from the entity that could potentially be significant to the VIE.

Those VIEs include: Tranhold, Yanyu and BSST. Tri-Tech is involved in each VIE and understand the purpose and design of these entities. We also perform a significant role in these entities’ ongoing business. Tri-Tech is obligated to absorb losses of the entities as well as benefits from these VIEs. Therefore, these VIEs are consolidated to our 2010 and 2009 consolidated financial statements. These VIEs are continually monitored by the Company to determine if any events have occurred that could cause its primary beneficiary status to change.

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

These agreements consist of the following:

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

Management Fee Payment Agreement — Each of the shareholders of Yanyu, Tranhold and BSST (other than Beijing Yanyu Communications Telemetry United New Technology Development Department, a Chinese State Owned Entity (the “SOE Shareholder”) of Yanyu) has entered into a Management Fee Payment Agreement, which provides that, in the event TTB exercises its rights to purchase the equity interests of the Yanyu or Tranhold or BSST shareholders (other than those owned by the SOE Shareholder of Yanyu) under the Equity Interest Purchase Agreements, such shareholders shall pay a Management Fee to TTB in an amount equal to the amount of the Transfer Fee received by the such shareholders under the Equity Interest Purchase Agreement.

Tri-Tech Holding Inc. and Subsidiaries
Notes To Consolidated Financial Statements
September 30, 2011 and 2010

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

Operating Agreements — TTB, Tranhold, Yanyu and each of their respective shareholders (other than the SOE Shareholder of Yanyu) have entered into an Operating Agreement on July 3, 2009, TTB, BSST and each of their respective shareholders have entered into an Operating Agreement on July 26, 2010, which requires TTB to guarantee the obligations of each of Tranhold, Yanyu and BSST in their business arrangements with third parties. Each of Tranhold, Yanyu and BSST, in return, agrees to pledge its accounts receivable and all of its assets to TTB. Moreover, each of Tranhold, Yanyu and BSST, agrees that without the prior consent of TTB, such company will not engage in any transactions that could materially affect its assets, liabilities, rights or operations, including, without limitation, incurrence or assumption of any indebtedness, sale or purchase of any assets or rights, incurrence of any encumbrance on any of its assets or intellectual property rights in favor of a third party or transfer of any agreements relating to its business operation to any third party. Pursuant to these operating agreements, TTB provides guidance and instructions on each of Tranhold, Yanyu and BSST’s daily operations and financial affairs. The contracting shareholders of each of Tranhold, Yanyu and BSST, must designate the candidates recommended by TTB as their representatives on their respective boards of directors. TTB has the right to appoint and remove senior executives of each of Tranhold, Yanyu and BSST.

Assets recognized as a result of consolidating VIEs do not represent additional assets that could be used to satisfy claims against the Company’s general assets. Conversely, liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets; rather, they represent claims against the specific assets of the consolidated VIEs.

The Company is the primary beneficiary of Tranhold, Yanyu and BSST, VIEs. Accordingly, the assets and liabilities of VIEs are included in the accompanying consolidated balance sheets.

The Company reports VIEs’ portion of consolidated net income and stockholders’ equity as noncontrolling interests in the consolidated financial statements.

The total assets and liabilities of our consolidated VIEs for September 30, 2011 and December 31, 2010 are shown as below, which exclude intercompany balances that eliminate in consolidation.

Tri-Tech Holding Inc. and Subsidiaries
Notes To Consolidated Financial Statements
September 30, 2011 and 2010

	September 30, 2011	December 31,
	(Unaudited)	2010
ASSETS
Current Assets
Cash	$1,087,321	$4,260,513
Restricted cash	1,544,537	1,273,183
Accounts Receivable, net	14,828,407	12,462,880
Unbilled revenue	3,460,521	2,991,802
Other receivables	30,565,993	595,611
Inventories	7,303,632	5,672,929
Deposits on projects	726,509	440,510
Prepayments to suppliers and subcontractors	5,103,614	740,804
Total current assets	64,620,534	28,438,232
Long-term unbilled revenue	3,580,110	3,488,771
Plant and equipment, net	530,394	551,055
Intangible assets, net	4,205,584	4,331,261
Long-term restricted cash	32,725	203,418
Total Assets	$72,969,347	$37,012,737
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	3,732,070	2,445,949
Costs accrual on projects	5,968,051	4,152,351
Customer deposits	1,669,613	1,408,299
Other payables	52,349,498	1,260,389
Accrued liabilities	74,123	47,242
Income taxes payable	272,101	224,978
Short-term bank borrowing	2,277,377	—
Current portion of long-term liabilities	—	14,994
Total current liabilities	66,342,833	9,554,202
Total Liabilities	$66,342,833	$9,554,202

For the nine months ended September 30, 2011, the financial performance of VIEs reported in the consolidated statements of income and comprehensive income includes sales of approximately US$17,942,449, cost of sales of approximately US$11,760,525, operating expenses of approximately US$5,756,012 and net income before allocation to non-controlling interests of approximately US$995,193.

For the nine months ended September 30, 2010, the financial performance of VIEs reported in the consolidated statements of income and comprehensive income includes sales of approximately $13,142,925, cost of sales of approximately $9,366,486, operating expenses of approximately $3,617,025 and net income of approximately $115,024.

5.	Restricted Cash

As of September 30, 2011, the Company has made several time deposits totaling $2,433,309, as collateral in exchange of the issuance of Letters of Credit. Among these Letters of Credit, a total of $2,400,584 is with expiration dates within the next 12 months. Specifically, $1,549,752 will expire in the fourth quarter of 2011; and remaining balance of $883,557 is to expire in the next 12 months.

6.	Accounts Receivable, Net

Based on the Company’s assessment, management believes the net balance on each balance sheet date herein was collectable. The gross balance and bad debt provision as at September 30, 2011 and December 31, 2010 are as the following:
	September 30, 2011	December 31, 2010
	(Unaudited)
Accounts receivable, gross	$17,756,102	$18,468,099
Less bad debt provision	(749,252)	(427,020)
Accounts receivable, net	$17,006,850	$18,041,079

Tri-Tech Holding Inc. and Subsidiaries
Notes To Consolidated Financial Statements
September 30, 2011 and 2010

7.	Other Receivables

Other receivables consisted of the following:
	September 30, 2011	December 31, 2010
	(Unaudited)
Advances to staff	$1,200,938	$198,604
Loan to third-party companies	1,550,756	-
Rental Deposit	173,388	172,096
Receivables regarding Ordos Project	-	388,059
Other	292,974	668,291
Total	$3,218,056	$1,427,050

Advances to staff was mainly for staff with long term assignment overseas for sales and project related work.

Loans to third-party companies was made to cooperative companies for working capital purpose.. $500,000 is for a short term of six month with 6% annual interest rate. $578,679 is not interest bearing.  And the remaining $472,077 is for three month with interest rate of 1.2% per month.

8.	Inventories

Inventories consisted of the following:
	September 30, 2011	December 31, 2010
	(Unaudited)
Raw materials	$1,714,873	$1,136,981
Finished goods	1,496,223	557,694
Project work-in-progress	4,798,099	4,191,944
Total	$8,009,195	$5,886,619

The Company reviews its inventory periodically for possible obsolete goods and to determine if any reserves are necessary for potential obsolescence. As of September 30, 2011 and December 31, 2010, the Company determined that no reserves were necessary.

9.	Deposits on Projects

Deposits on Projects consisted of the following:

	September 30, 2011	December 31, 2010
	(Unaudited)
Current:
Contract deposit	$812,123	$386,000
Bidding deposit	100,581	205,505
Totals	$912,704	$591,505

Tri-Tech Holding Inc. and Subsidiaries
Notes To Consolidated Financial Statements
September 30, 2011 and 2010

      Contract deposits are paid to customers for promising the service or products will be properly and timely provided. Bidding deposits are paid as a deposit for involving in the bidding process. All of the deposits will be utilized within one year.

10.	Intangible Assets, Net

The Intangible Assets mainly consist of patents, software, customer lists, land use right and know-how. The patents were invested as capital contribution by the shareholders of Tranhold and Yanyu, and were recorded at the appraisal value as stipulated by the local regulatory authority. According to the spirit of ASC 845-10-S99, transfers of nonmonetary assets to a company by its promoters or shareholders in exchange for stock prior to or at the time of the company’s initial public offering normally should be recorded at the transferors’ historical cost basis determined under GAAP. The net book value of the patents invested by the majority shareholders of Yanyu was $506,090 as of September 30, 2011, which only accounted for 0.4% of its total assets as of September 30, 2011. Therefore, the effect from the inclusion of the contributed patents at its fair value instead of historical cost was immaterial. Software was purchased from third parties at the acquisition cost.

All the intangible assets have definite lives, and are amortized on a straight-line basis over their expected useful economic lives. The original costs and accumulated amortization as of September 30, 2011 and December 31, 2010 are as follows:

	September 30,2011	December 31,
	(Unaudited)	2010
Patents	$1,848,415	$1,773,670
Software	2,854,492	2,739,064
Customer list	1,274,513	656,832
Land use right	5,675,543	-
Know-how	1,214,007	-
Contract backlog	58,224	-
Total intangible assets	12,925,194	5,169,566
Less accumulated amortization	(1,348,477)	(838,305)
Intangible assets, net	11,576,717	4,331,261

In November 2010, $5,284,854 was paid for a land use right. On January 18, 2011, the land use right was transferred and accepted by the Company. The amortization of the land use right for 50 years started in January 2011.

The amortization expense for the three months ended September 30, 2011 and 2010 amounted to $195,608 and $56,883 respectively. The amortization expenses for the nine months ended September 30, 2011 and 2010 accounted to $465,435 and $94,634, respectively.

The amortization expense from June 30, 2011 for the next five years is expected to be as follows:

For the Year Ending December 31,	Amount
2011	$196,892
2012	763,308
2013	729,345
2014	729,345
2015	672,302
Thereafter	8,485,525
Total	$11,576,717

Tri-Tech Holding Inc. and Subsidiaries
Notes To Consolidated Financial Statements
September 30, 2011 and 2010

11.	Accounts Payable and Costs Accrual on Projects

This account contains the accounts payable to suppliers and accruals of costs incurred in the projects in accordance with the percentage of completion method.

Accounts payable and project accruals based on progress are consisted of the following:
	September 30,2011	December 31,
	(Unaudited)	2010
Accounts payable	$3,930,768	$2,721,643
Costs accrual on projects	22,018,556	9,198,420
Total	$25,949,324	$11,920,063

Within the total costs accrual on projects aggregating $22,018,556, 62.1% or $13,684,500 was related to the Ordos projects, which was also the main reason for the increase of the ending balance. The remaining 37.9% or $8,334,056 was for various other on-going projects.

12.	Other Payables

Other payables are consisted of non-projected related payables and other tax payables as shown below:
	September 30,2011	December 31,
	(Unaudited)	2010
Other payables-other	$5,519,890	$2,717,502
Other tax payable	2,846,832	-
Total	$8,366,722	$2,717,502

Within the Other payables – other account, $4,374,577 was for short term loans from the minority interest investor from TTA, among which $629,436 was interest bearing with 1.5% of monthly rate due on June 30, 2012. The remaining $3,745,141 was non-interest bearing and due before the end of 2011.

Other tax payable of $2,846,832 was for VAT and business tax payables.

13.	Income Taxes

We are subject to income taxes on entity basis on income arising in or derived from the tax jurisdictions in which each entity is domiciled. According to the New Enterprise Income Tax Law (“NEITL”) in China, unified Enterprise Income Tax rate is 25%. However, two of six subsidiaries in China are subject to certain favorable tax policies as being a high-tech company.  The effective EIT used in the third quarter of 2011 is 17%, as projected by our management.

The Company has not recorded tax provision for U.S. tax purposes as they have no assessable profits arising in or derived from the United States and intends to permanently reinvest accumulated earnings in the PRC operations.

The applicable statutory tax rates for our subsidiaries in PRC are as follows:

Tri-Tech Holding Inc. and Subsidiaries
Notes To Consolidated Financial Statements
September 30, 2011 and 2010

	Three Months Ended September 30,
	(Unaudited)
	2011	2010
	%	%
TTB (effective until the end of 2011)	7.5	7.5
BSST	15	15
Yanyu	15	25
Tranhold	25	25
TTA	25	-
Baoding	25	25
Yuanjie	25	-
Buerjin	25	-
Effective EIT	17	21

	Nine Months Ended September 30,
	(Unaudited)
	2011	2010
	%	%
TTB (effective until the end of 2011)	7.5	7.5
BSST	15	15
Yanyu	15	25
Tranhold	25	25
TTA	25	—
Baoding	25	25
Yuanjie	25	-
Buerjin	25	-
Effective EIT	16	19

The provision for income tax expense (benefit) from operations consists of the following:

	Three Months Ended September 30,
	2011	2010
	(Unaudited)	(Unaudited)
Current:
PRC	$519,169	$605,256
Deferred:
PRC	(19,592)	-
Total income tax expense	$499,577	$605,256

	Nine Months Ended September 30,
	2011	2010
	(Unaudited)	(Unaudited)
Current:
PRC	$1,379,962	$1,024,676
Deferred:
PRC	(35,326)	-
Total income tax expense	$1,344,636	$1,024,676

Tri-Tech Holding Inc. and Subsidiaries
Notes To Consolidated Financial Statements
September 30, 2011 and 2010

Significant components of the Company’s net deferred tax assets/(liabilities) are as follows:

	September 30,2011	December 31,
	(Unaudited)	2010
Long-term:
Deferred tax liabilities:
Intangible assets valuation in business combination	548,925	187,295
Total net deferred tax liabilities	$548,925	$187,295

Income tax reconciliation for the three months ended September 30, 2011 and 2010 are as follows:

	Three Months Ended September 30,
	2011	2010
	(Unaudited)	(Unaudited)
PRC statutory tax rate	25%	25%
Income before provision for income tax	$2,963,404	$2,846,751
Computed expected provision for income tax	740,851	711,688
Effect of preferential tax rates	(241,274)	(106,432)
Income tax expense	$499,577	$605,256

Income tax reconciliation for the six months ended September 30, 2011 and 2010 are as follows:
	Nine Months Ended September 30,
	2011	2010
	(Unaudited)	(Unaudited)
PRC statutory tax rate	25%	25%
Taxable income	$8,378,375	$5,524,552
Computed expected income tax expense	2,094,594	1,381,138
Effect of preferential tax rates	(749,958)	(356,462)
Income tax expense	$1,344,636	$1,024,676

14.	Ordinary Shares

On March 8, 2011, 93,700 options were exercised at a price equal to $6.75 per share.

In June 2011, 35,974 shares were issued at $7.61 per share with a total amount of $277,000 as part of the consideration in business combination.

15.	Warrants

As of September 30, 2011 and December 31, 2010, the Company has 229,274 and 221,774 warrants outstanding for ordinary shares. None of these warrants were exercised by September 30, 2011. During the three months ended September 30, 2011 and 2010, the Company recorded warrants expense as general and administrative expenses with $15,164 and $0.  During the nine months ended September 30, 2011 and 2010, the Company recorded warrants expense as general and administrative expenses with $45,491 and $3,944.

Tri-Tech Holding Inc. and Subsidiaries
Notes To Consolidated Financial Statements
September 30, 2011 and 2010

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

The fair value of options on the grant-date of September 9, 2009 was $3.53 per share, which was estimated by using a Black-Scholes Model. The total fair value of options was $1,855,015. 210,200 and 105,100 options are vested under the employee share option plan as of September 30, 2011 and December 31, 2010, respectively. 93,700 and 0 options are exercised as of September 30, 2011 and December 31 2010, respectively.

The Company recognized compensation cost for awards with graded vesting on a straight-line basis over the requisite service period for the entire award. The total option compensation expense recognized for the three months ended September 30, 2011 and 2010 was $92,497 and $93,513, respectively. The total option compensation expense recognized for the nine months ended September 30, 2011 and 2010 was both $276,474 and $277,490, respectively. Another $1,092,680 will be recognized as general and administrative expense over the next three years.  .

17.	Net Income per Ordinary Share

The following table presents a reconciliation of basic and diluted net income per share:

	Three Months Ended September 30,
	2011	2010
	(Unaudited)	(Unaudited)
Net income attributable to Tri-Tech Holding Inc	$1,937,103	$2,243,698
Weighted-average shares of ordinary share used to compute basic net income per share	8,160,407	7,817,085
Effect of dilutive ordinary share equivalents:
Dilutive effect of warrants	-	2,628
Dilutive effect of employee stock options	-	108,021

Shares used in computing diluted net income per ordinary share	8,160,407	7,927,734

Basic net income per ordinary share	$0.24	$0.29
Diluted net income per ordinary share	$0.24	$0.28

Tri-Tech Holding Inc. and Subsidiaries
Notes To Consolidated Financial Statements
September 30, 2011 and 2010

	Nine Months Ended September 30,
	2011	2010
	(Unaudited)	(Unaudited)
Net income attributable to Tri-Tech Holding Inc	$5,397,772	$4,482,900
Weighted-average shares of ordinary share used to compute basic net income per share	8,116,802	6,789,604
Effect of dilutive ordinary share equivalents:
Dilutive effect of warrants	1,574	2,628
Dilutive effect of employee stock options	7,214	108,021

Shares used in computing diluted net income per ordinary share	8,125,590	6,900,253

Basic net income per ordinary share	$0.67	$0.66
Diluted net income per ordinary share	$0.66	$0.65

The dilutive effect comes from 431,800 options to employee and 150,000 warrants to investor relations consultant. There are 214,274 warrants to underwriter having anti-dilutive effect due to the fact that the weighted average exercise price per share of these warrants is higher than the weighted average market price per share of ordinary share during the three months and nine months ended September 30, 2011

18.	Certain Significant Risks and Uncertain

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

The Company has one major customer who represented approximately 57.3% of the Company’s revenue for the three month ended September 30, 2011. The project is a Build-Transfer project we entered into in 2010 with a local government agency. The long-term unbilled revenue balance with this customer is $49,307,106 and $9,796,657 as of September 30, 2011 and December 31, 2010, respectively. No other customers represented more than 10% of the Company’s sales for the three months ended September 30, 2011 and 2010. Due to the nature of the BT projects, and the creditability of the government agency, the management believes the risk of the client being insolvent is minor. The five major customers represented approximately 72.7% and 75.2% of the Company’s sales for the three and nine months ended September 30, 2011.

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

Tri-Tech Holding Inc. and Subsidiaries
Notes To Consolidated Financial Statements
September 30, 2011 and 2010

19.	Commitments and Contingencies

Operating Leases

As of September 30, 2011, the Company had commitments under certain operating leases, requiring annual minimum rentals as follows:

For the Year Ending December 31,	Amount
2011	$188,168
2012	656,228
2013	452,896
2014	115,128
Total	$1,412,420

The leased properties are principally located in the PRC and are used for administration and research and development purposes. The terms of these operating leases vary from one to five years. Pursuant to the contracts, when they expire, we have the rights to extend them with new negotiated prices. Rental expenses were $203,604 and $111,034 for the three months ended September 30, 2011 and 2010, respectively. Rental expenses were $563,217 and $251,700 for the nine months ended September 30, 2011 and 2010, respectively.

The Company agreed to purchase intangible assets totaling $155,785 to invest in Yuanjie as part of the investment agreement. These intangible assets will be purchased by issuance of 21,792 TRIT shares.

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

20.	Segment Information

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

Segment 3: Industrial Pollution Control and Safety Water Resource

Tri-Tech Holding Inc. and Subsidiaries
Notes To Consolidated Financial Statements
September 30, 2011 and 2010

Provide systems for volatile organic compounds (VOC) abatement, odor control, water and wastewater treatment, water recycling facilities design, engineering, procurement and construction for oil, gas, petrochemical and power industries, safety and clean production technologies for oil, gas exploration and pipeline.

For the three months ended September 30, 2011 and 2010 (Unaudited)
	Segment 1		Segment 2		Segment 3		Total
	2011	2010	2011	2010	2011	2010	2011	2010
Revenues	$15,544,356	10,855,076	3,499,953	1,239,850	4,944,679	4,774,442	23,988,988	16,869,368
Cost of revenues	11,479,642	7,902,411	2,499,569	977,190	3,931,228	3,502,511	17,910,439	12,382,112
Operating expenses:
Selling and Marketing Expenses	193,088	105,024	251,978	102,269	74,385	81,015	519,451	288,308
General and Administrative Expenses	1,505,191	880,001	384,287	176,571	504,358	244,489	2,393,836	1,301,061
Research and Development	9,310	58,757	5,711	48,034	15,575	—	30,596	106,791
Total operating expenses	1,707,589	1,043,782	641,976	326,874	594,318	325,504	2,943,883	1,696,160
Other income (expenses), net	(141,909)	71,117	(31,273)	(541)	1,920	(14,921)	(171,262)	55,655
Income (loss) before income taxes	$2,215,216	1,980,000	327,135	(64,755)	421,053	931,506	2,963,404	2,846,751

For the nine months ended September 30, 2011 and 2010 (Unaudited)
	Segment 1		Segment 2		Segment 3		Total
	2011	2010	2011	2010	2011	2010	2011	2010
Revenues	$45,218,375	17,668,651	7,455,482	4,909,340	9,070,229	6,632,269	61,744,086	29,210,260
Cost of revenues	33,691,392	11,929,209	4,944,921	3,110,261	6,714,826	4,912,439	45,351,139	19,951,909
Operating expenses:
Selling and Marketing Expenses	446,023	295,421	617,710	338,393	242,040	92,226	1,305,773	726,540
General and Administrative Expenses	3,443,092	1,646,931	1,126,621	849,494	1,773,350	424,390	6,343,063	2920,815
Research and Development	17,246	169,170	53,959	48,109	26,135	2,513	97,340	219,792
Total operating expenses	3,906,361	2,111,522	1,798,290	1,236,496	2,041,525	519,129	7,746,176	3,867,147
Other income (expenses), net	(181,925)	86,842	(61,568)	54,577	(24,903)	(8,071)	(268,396)	133,348
Income (loss) before income taxes	$7,438,697	3,714,762	650,703	617,160	288,975	1,192,630	8,378,375	5,524,552

Assets by segment

The Company evaluates its assets by segment to generate information needed for internal control, resource allocation and performance assessment. This information also helps management to establish a basis for asset realization, determine insurance coverage, assess risk exposure, and meet requirements for external financial reporting.

Tri-Tech Holding Inc. and Subsidiaries
Notes To Consolidated Financial Statements
September 30, 2011 and 2010

Segment assets of the Company are as follows:
Segment Assets	Segment 1	Segment 2	Segment 3	Total
As of September 30, 2011	$77,360,342	$23,652,617	$25,828,782	$126,841,741
As of December 31, 2010	$44,168,017	$14,488,083	$24,106,603	$82,762,703

21.	Subsequent Events

Management has considered all events occurring through the date the financial statements have been issued, and has determined that there are no such events except as disclosed below that are material to the financial statements, or all such material events have been fully disclosed.

On June 14 2011, the Company agreed to purchase intangible assets totaling RMB990,000 or $155,785 to invest in Yuanjie as part of the investment agreement. These intangible assets will be purchased by issuance of 21,792 TRIT shares.

On November 3, 2011, capital injection of RS300,000, or $6,250  was made to the joint venture Tri-Tech Infrastructure (India) Pvt. Ltd. formed by TRIT and Allied Energy Systems, Pvt, Ltd (“Tri-Tech India”). Total registered capital of the joint venture is RS1,000,000, or $20,833. TRIT takes 30% of ownership of that joint venture. The official agreement was signed on October 18, 2011.