Form 10-K
period 2011-12-31
Tri-Tech Holding, Inc.
filed 2012-03-26
CIK 1460801

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2011
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to .

Commission File Number 001-34427

TRI-TECH HOLDING INC.

(Exact name of registrant as specified in its charter)

Cayman Islands	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

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

Securities registered under Section 12(b) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes   ☐     No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.45 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the ordinary shares, $0.001 par value per share (“Shares”), of the registrant held by non-affiliates on June 30, 2011 was $38,814,073, based on a closing price of $8.03 per share and 4,833,633 shares held by non-affiliates on that date.

The Company is authorized to issue 30,000,000 Shares. As of the date of this report, the Company has issued and outstanding 8,182,199 Shares, excluding 21,100 treasury Shares.

DOCUMENTS INCORPORATED BY REFERENCE

This Form 10-K incorporates the registration statement on Form S-1 filed with the Commission on January 8, 2010, as amended (file no. 333-164273) (the “Registration Statement”) and prospectus filed pursuant to Rule 424(b)(3) of the Securities Act of 1933 (the “Securities Act”) on April 16, 2010 (the “Prospectus”). This Form 10-K also incorporates the registration statement on Form S-3 filed with the Commission on July 28, 2011, as amended (file no. 333-175860) (the “Form S-3 Registration Statement”). The Registration Statement, Prospectus and Form S-3 Registration Statement are incorporated by reference into Parts II and III of this Form 10-K.

TRI-TECH HOLDING INC.

FORM 10-K

INDEX

PART I
Item 1. Business	I-1
Item 1A. Risk Factors.	I-9
Item 1B. Unresolved Staff Comments.	I-9
Item 2. Properties.	I-9
Item 3. Legal Proceedings.	I-10
Item 4. Mine Safety Disclosures.	I-10
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.	II-1
Item 6. Selected Financial Data.	II-1
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	II-1
Item 7A. Quantitative and Qualitative Disclosures about Market Risk.	II-11
Item 8. Financial Statements and Supplementary Data.	II-11
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.	II-11
Item 9A. Controls and Procedures	II-11
Item 9B. Other Information.	II-12
PART III
Item 10. Directors, Executive Officers and Corporate Governance.	III-1
Item 11. Executive Compensation.	III-5
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.	III-6
Item 13. Certain Relationships and Related Transactions, and Director Independence.	III-8
Item 14. Principal Accountant Fees and Services.	III-8
Item 15. Exhibits, Financial Statement Schedules.	III-9

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

Examples of forward-looking statements include:

•	projections of revenue, earnings, capital structure and other financial items;

•	statements of the company’s plans and objectives;

•	statements regarding the capabilities and capacities of the company’s business operations;

•	statements of expected future economic performance; and

•	assumptions underlying statements regarding the company or its business.

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

ii

PART I

Item 1.	Business

Overview

Tri-Tech Holding Inc. (the “Company” or “we”) is a leading provider of integrated solutions, products and technologies to water resource management and environmental protection industries. Headquartered in Beijing, China, the Company currently has 331 employees. It has successfully implemented projects in both the Chinese and overseas markets such as India, the Middle East and North America.

The Company aims to provide reliable, workable solutions to complex environmental challenges faced by both public and private sectors in China and internationally. Its clientele consists of a combination of government agencies, municipalities, and industrial entities located in China, India, the Middle East and North America. To maintain a leading position in its China market, the Company’s strategy is to reinforce customer recognition and to offer diverse proprietary product lines to meet the needs of its expanding client base. With its international presence, the Company focuses on furthering its geographic reach in India, the Middle East and North America in the wastewater treatment and water processing industry.

The Company’s principal executive offices are located at the 16th Floor of Tower B, Renji Plaza, 101 Jingshun Road, Chaoyang District, Beijing 100102 China. The telephone number at this address is +86 (10) 5732-3666. Its ordinary shares are traded on the NASDAQ Capital Market under the symbol “TRIT.”

The Company’s website, www.tri-tech.cn, provides a variety of information. Its annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K filed with the United States Securities and Exchange Commission (the “SEC”) are available, as soon as practicable after filing, under the investor relations tab on its website, or by a direct link to its filings on the SEC’s website.

Corporate Structure and History

The Company operates through its eleven subsidiaries, variable interest entity (“VIE”) affiliates and joint venture partnership: (1) Tri-Tech International Investment, Inc. (“TTII”), (2) Tri-Tech (Beijing) Co., Ltd. (“TTB”), (3) Beijing Satellite Science & Technology Co. (“BSST”), (4) Ordos Tri-Tech Anguo Investment Co., Ltd. (“TTA”), (5) Tianjin Baoding Environmental Technology Co., Ltd. (“Baoding”), (6) Tranhold Environmental (Beijing) Tech Co., Ltd. (“Tranhold”), (7) Beijing Yanyu Water Tech Co., Ltd. (“Yanyu”), (8) Tri-Tech Infrastructure LLC, a Delaware limited liability company located in the United States (“TIS”), (9) Beijing Huaxia Yuanjie Water Technology Co., Ltd. (“Yuanjie”), (10) Buerjin Tri-Tech Industrial Co. Ltd. (“Buerjin”), and (11) Tri-Tech Infrastructure (India) Pvt., Ltd. (“TII”).

Incorporated as a holding company in the Cayman Islands, the Company is the sole owner of TTII, which is incorporated in the British Virgin Islands. As TTII’s wholly-owned subsidiary operating in Beijing, China, TTB controls Tranhold, Yanyu and BSST through a series of control agreements. Three entities were formed in early 2010: a wholly-owned subsidiary, TIS, in the United States focusing on business developments in North America; a joint venture partnership, TII, in India focusing on business opportunities in India and the Middle East; and a wholly-owned subsidiary, Baoding, in Tianjin, China focusing on product research and development. Through TTB, the Company formed and owned 80% equity in TTA, a subsidiary for the purpose of investing and building a water treatment plant in Inner Mongolia. Through TTB, the Company acquired 51% equity interest in Yuanjie and extended its reach in the niche market of water treatment for high-rise buildings. Through TTB, the Company formed and owned 80% equity interest in Buerjin for the purpose of investing and building a municipal infrastructure project in Xinjiang in 2011. The Company also acquired the entire operating assets of J&Y International, a U.S.-based water treatment company. Since its inception, the Company has embarked upon a journey to become an integrated solution provider in water treatment and environmental protection in China and overseas.

Bankruptcy and Similar Proceedings

The Company has not been subject to any bankruptcy, receivership or similar proceedings.

Material Acquisitions and Other Events

On June 9, 2011, the Company completed its acquisition of the operating assets of J&Y International Inc. (“J&Y”) for $1.5 million in cash and the Company’s ordinary shares. J&Y, headquartered in Menomonee Falls, Wisconsin, is a water treatment company focusing on the improvement of the environment. J&Y designs and manufactures industrial chemical water recovery systems, desalination plants, domestic and industrial wastewater treatment systems and reverse osmosis filtration systems. After the acquisition, the Company formed J&Y Water Division to operate the acquired assets from J&Y.

On June 21, 2011, the Company completed its acquisition of 51% of the equity interest in Yuanjie Water for $1.7 million in cash and intellectual property. Yuanjie Water is a high-tech enterprise engaged in water system integration for large high-rise buildings, including research and development, manufacture, installation and operation of water treatment systems directly for end-users.

On August 23, 2011, the Company established Buerjin, in which TTB holds 80% of equity interest. Buerjin invests, builds and operates a municipal infrastructure project in Xinjiang based on the concession build-own-operate-subsidy-transfer (“BOOST”) model.

In November 2011, the Company made a capital injection of Indian National Rupee (“INR”) 300,000, or $6,985, in the joint venture TII, formed by the Company and Allied Energy Systems, Pvt Ltd, an Indian company. The total registered capital of TII amounts to INR 1,000,000, or $20,833. In return for this capital contribution, the Company received 30% of equity ownership in TII.

Principal Products and Services and Their Markets

The Company operates its business in three segments: (i) Water, Wastewater Treatment and Municipal Infrastructure, (ii) Water Resource Management System and Engineering Services, and (iii) Industrial Pollution Control and Safety. Through its subsidiaries, VIE affiliates and joint venture partnership, the Company provides proprietary and third-party products, integrated system and other services for the purposes of water resource monitoring, development, utilization and protection. The Company designs water works and customized facilities for reclaiming and reusing water, sewage treatment and solid waste disposal for China’s municipalities. These systems combine process equipment, software, controls and instruments, information management systems, resource planning and local and distant networking hardware that includes sensors, control systems, programmable logic controllers, and supervisory control and data acquisition systems. The Company designs systems that track natural waterway levels for drought control, monitor groundwater quality and manage water resources. It also provides systems for volatile organic compound (“VOC”) abatement, odor control, water and wastewater treatment, water recycling facilities design, project engineering, procurement and construction for petroleum refineries, petrochemical and power plants as well as safe and clean production technologies for oil and gas field exploration and pipelines. With the acquisitions of J&Y and Yuanjie Water, the Company expanded its product lines by adding thermal seawater desalination systems, zero liquid discharge (“ZLD”) systems, and secondary water supply systems targeting high-rise buildings.

Core Technologies and Solutions

ZLD Solution for Industrial Wastewater Treatment. The ZLD systems provide an optimal solution for wastewater treatment as no liquid pollutants are discharged into environment and water is completely recycled. Solid by-products can be produced by treating wastewater with liquid evaporation concentration (mechanical vapor compression- horizontal spraying film evaporator) and crystallization (forced circulation crystallization system), which are key components of the ZLD solution. The Company can tailor ZLD solutions to its customers’ individual needs and requirements, and ensure reliability of technology and stability of system operation. Besides desalination, the technologies can also be used to treat high-concentration wastewater such as landfill leachate and high-salinity wastewater. The industries and companies served by the technologies include oil and gas exploration companies, petrochemical refineries and fertilizer plants, coal-fired and thermal power plants, pulp and paper mills, municipal water treatment facilities, and pharmaceutical and food-processing companies.

VOC Treatment. In the industrial production process, some plants produce large volumes of volatile organic gases that are hazardous to the environment if discharged untreated. The Company’s thermal oxidation technology thoroughly treats these toxic, harmful and non-recyclable organic waste gases. The Company developed different thermal oxidation technologies such as regenerative thermal oxidizer (“RTO”), thermal oxidizer (“TO”), regenerative catalytic oxidizer (“RCO”) and catalytic oxidizer (“CO”) based on specific parameters for different waste gases.

Forward Osmosis Technology. The forward osmosis technology can turn muddy contaminated water into pure and potable water. It can also be used to treat industrial wastewater which contains toxic wastes that are not readily degradable. The Company’s products do not have the clogging or fouling problems seen in the reverse osmosis technology.

Flash Flood Disaster Warning Information Dissemination System. The disaster warning information dissemination platform is a part of the flash flood monitoring and warning system. As the center of information distribution, it is the most important part of the integrated system. The platform accurately and timely transmits disaster warning information to areas threatened by flash flood through early warning programs and channels which receive instructions from county-level flood control offices, allowing them to take necessary precautionary measures to minimize casualties and property losses. The platform can be used to receive feedback from early warning stations to monitor the effectiveness of information dissemination.

Business Segments

The Company’s business segments are grouped according to the types of services provided and the types of clients served. The total sales and costs are accordingly divided into three segments. The Company assesses each segment’s performance based on net revenue and gross profit on contribution margin. More detailed descriptions of the three reportable operating segments follow:

Segment 1: Water, Wastewater Treatment and Municipal Infrastructure

This segment focuses on municipal water supply and distribution, wastewater treatment and gray water recycling, through the procurement and construction of proprietary build-transfer processing equipment and processing control systems. The Company also provides municipal facilities engineering and operation management services for related infrastructure construction projects. This segment has historically provided the majority of its contract revenues. Representative projects in the China market include the expansion phase of the water treatment plant for the City of Ordos valued at approximately $20 million, which started in June 2011 and is expected to be completed by June 30, 2012, and the recycled water quality upgrade project for Tianjin Airport Economic Zone with a total contract value of $1.46 million, which started in June 2011 and is expected to be operational by July 2012. Representative international projects include three Indian engineering-procurement-construction (“EPC”) contracts for sewage collection and treatment plants in three municipalities with a total contract value of INR 2.06 billion ($39 million), which started in November 2011 and are expected to be completed by the end of 2013; and a water treatment system project for Fairmont Jasper Park Lodge, a Canadian hotel, with a contract value of $690,000, which started in November 2011 and is scheduled for completion in mid-May 2012.

Segment 2: Water Resource Management System and Engineering Service

This segment involves projects relating to water resource management, flood control and forecasting, irrigation systems, and similar ventures through system integration of proprietary and third-party hardware and software products. For government agencies, the Company designs systems that track natural waterway levels for drought control, monitor groundwater quality, and generally manage water resources. Representative projects include flash flood monitoring and forecasting projects for six counties of Anhui, Shandong and Gansu provinces, with a total contract value of $3.2 million, which commenced in May 2011 and have been completed; the flash flood monitoring and forecasting projects in six districts and counties in Heilongjiang Province, with a total contract value of $3.8 million, which commenced in June 2011 and is expected to be completed in June 2012; and flash flood early warning projects in seven counties and district in Hebei and Beijing, with a total contract value of $2.4 million, which began in July 2011 and is expected to be completed in April 2012.

Segment 3: Industrial Pollution Control and Safety

This segment focuses on industrial wastewater treatment for industrial safety and emergency response in the petroleum and power industries using a variety of technologies such as ZLD, seawater desalination, and air pollution and odor control. Projects in this segment include traditional engineering, procurement and construction of equipment and modules, and operation and maintenance of wastewater treatment plant. For petroleum refineries, petrochemical factories and power plants, the Company provides systematic solutions for volatile organic compound abatement, odor control, water and wastewater treatment, and water recycling. The Company also provides safe and clean production technologies for oil and gas field exploration and pipeline transportation. Representative projects include the seawater desalination project for the Utility Plant of Qatar Petrochemical Co. Ltd. in Qatar, with a contract value of $8.3 million, which started in December 2011 and is expected to be delivered by November 2012; production security system and emergency command and control center construction projects for Shaanxi Yanchang Petroleum (Group) Co., Ltd. with total contract value of $4 million, both of which were started and completed in 2011; and a Wuhan natural gas distribution network control system project, with a contract value of $1.5 million, which began in January 2012 and is expected to be completed by May 2013.

Backlog, Pipeline and Guidance for 2012

The Company’s backlog represents the amount of contract work remaining to be completed, that is, revenues from existing contracts and work in progress expected to be recorded in 2012 and onwards, based on the assumption that these projects will be completed on time according to the project schedules. As of December 31, 2011, the Company had a total backlog of $94.5 million, including $63.1 million in Segment 1, $16.1 million in Segment 2 and $15.3 million in Segment 3.

The Company is currently expecting potential projects in the pipeline with a total expected value of $127.1 million, of which approximately $66.8 million is for Segment 1, $15.7 million for Segment 2 and $44.6 million for Segment 3.

With a strong backlog, the Company anticipates that its revenues will reach a range between $103 million and $128 million, and its net income between $9.7 million and $12.1 million.

Macro-Economic Factors and Business Trends

China’s gross domestic product (“GDP”) continued to maintain stable growth in 2011. According to China’s State Bureau of Statistics, China’s GDP totaled RMB 47.2 trillion (or $7.5 trillion) for 2011, an increase of 9.2% over 2010. The growth rate decreased by 1.1% compared to 2010. The annualized GDP growth rates for the first, second, third and fourth quarters of 2011 were 9.7%, 9.5%, 9.1% and 8.9%, respectively. The declining quarter-to-quarter growth rate throughout 2011 indicated a moderately slowing development pace as an effect of the Chinese government efforts to cool an overheating economy. The Company believes the growth rate primarily reflects a continuous improvement of macroeconomic regulation and control environment resulting from active, stable financial and monetary policies. The year of 2011 was regarded as a good start for China’s economic and social development under the Twelfth Five-Year Plan (2010-2015). With the execution of the Twelfth Five-Year Plan continuing to be the central task in the Chinese economy in 2012, it is expected that the implementation of the projects highlighted in the Plan will help maintain stable economic growth.

In addition, industrial production growth (“IPG”) and fixed asset investment (“FAI”) in China also showed stable growth during 2011. China’s IPG rate was 13.9% in 2011. The paid-in FAI for 2011 totaled RMB 33.4 trillion (or $5.3 trillion), an increase of 20.3% over 2010. In particular, FAI in infrastructures involving production and distribution of electricity, gas and water reached RMB 1.5 trillion (or $238 billion), and FAI in other infrastructure reached RMB 5.1 trillion (or $810 billion). By region, FAI for East China, Central China and West China in 2011 were 21.3%, 28.8% and 29.2%, respectively. Total budget for 332,931 new projects was RMB 24 trillion (or $3.8 trillion), an increase of 22.5% over 2010.

The water treatment sector in India is emerging and will continue to grow in the coming decades. The sector is projected to grow at 18% per annum in the coming decade, with expected investment of $10.2 billion coming from the private sector. Large investments in the design, installation and management of water treatment equipment and facilities are expected in the coming years. Many international companies are entering the Indian market providing services in project construction, equipment distribution and consulting, which intensifies competition and improves the quality of the products and services. The overall water and wastewater sector in India is estimated to be over $12.2 billion, of which the water treatment market is the most attractive part at $1.2 billion. It is estimated that from 2011 to 2013 there will be projects for water supply worth $2.1 billion and projects for wastewater worth $5.7 billion.

Based on the data shown above, the Company believes during 2012 China’s economy will continue to grow, albeit at a more moderate rate, and the Company will likely continue its rapid growth.

New Opportunities in Business

Segment 1: Water, Wastewater Treatment and Municipal Infrastructure

According to the Twelfth Five-Year Plan (“FYP”) on Environmental Protection publicized by the State Council in December 2011, the PRC government will shift its infrastructure investment focus to sewage treatment plants, irrigation systems and other green projects through 2015. From 2011 through 2015, the PRC government estimates a total of about $536 billion of investments for environmental protection and plans to add 42 million tons of daily sewage treatment capacity to meet the urban wastewater treatment rate target of 85% by 2015. The plan also highlighted that water-intensive business will be strictly restrained in order to improve the utilization of water resources and policies will be implemented to encourage and support industrial companies towards wastewater ZLD. According to Pollutant Reduction Responsibility, a document signed by the Ministry of Environmental Protection with provinces and major industrial companies, an additional 1,184 wastewater treatment plants with total daily capacity of 45.7 million tons will be built during the FYP period.

The water and wastewater services market in India is expected to witness higher growth as industrial end-users seek cost-effective solutions in the process of expanding the existing systems, installing new waterworks and addressing the mounting pressure from government legislation to reduce environmental pollution. The overall market is estimated to be more than $4 billion per year with an annual growth rate of 10–12%. As only 10% of wastewater is treated today, the potential wastewater treatment market is estimated at $900 million per year with an annual growth rate of 14%.

Multilateral and bilateral agency initiatives are now providing substantial funding for infrastructure projects in India. The World Bank currently operates four water supply projects and two sanitation and sewage treatment projects, with a total worth of $700 million. The World Bank’s total commitment to India’s water sector amounts to more than $1.3 billion.

The Company prioritizes municipal projects for water treatment, wastewater treatment, and water supply in India and other parts of Asia. The Company will also focus on power sector projects in wastewater treatment, pretreatment packages and water supply and water treatment plant packages for townships.

Segment 2: Water Resources Management Systems and Engineering Services

2011 was also a good start for implementing the FYP with respect to China’s water resources management. The total spending on water resources management increased significantly, to RMB 345.2 billion (or $54.8 billion). Local investment in water resources management in 2011 doubled over 2010 levels to RMB 231.1 billion (or $36.7 billion). Flood control projects for flash flood forecasting and control, small river improvement and dangerous small reservoir reinforcement have been fully launched and substantially implemented.

Particularly, the Ministry of Water Resources established project offices in various areas to supervise the implementation of flash flood forecasting and prevention projects. The Chinese government also continued to increase spending and allocate funding. The Ministry of Finance earmarked RMB 3.8 billion (or $603 million) as central financial subsidy for project construction in 1,100 counties. In September 2011, the Ministry of Finance issued its budget, which allocates the central financial subsidy for projects to be built in 736 counties in 2012. With market opportunities driven by policies and directed investment, the Company will continue to expand its business and bid for projects in 2012.

Segment 3: Industrial Pollution Control and Safety

According to the FYP, pollution will be controlled on multiple levels including the total pollutant emission volume and pollutant concentration. More spending will be allocated to comply with increased standards of pollution reduction. During the FYP period, $536 billion will be invested in environmental protection, of which $69 billion will be invested in industrial wastewater treatment. The Company also sees great potential in the reuse of treated industrial wastewater. Per capita water resource in China is only a quarter of the world average, and industrial water consumption constitutes a quarter of its total water consumption. The reuse of deeply treated industrial wastewater is therefore significant for the purpose of environmental protection. The FYP also emphasizes that the Chinese government is surveying the implantation status of ZLD for industrial wastewater treatment and expects to issue policies to encourage compliance with ZLD standards. In anticipation of such policies, the Company sees tremendous potential for wastewater treatment in the coal chemical industry. Chinese government sets a goal of oil self-sufficiency at 80% by 2030, for which goal the development of coal and the reduced reliance on oil will be important component parts. The projected fast growth of the coal chemical industry will intensify the demand for ZLD and drive the wastewater treatment industry, particularly in North and Northwest China.

According to government statistics, the daily capacity of seawater desalination is growing at a rate between 10% to 30% per annum. Presently, the annual sales of seawater desalination units have amounted to billions of dollars. The Middle East holds 50% of the world capacity with daily output of 11 million cubic meters of fresh water. The Middle East and the U.S. are the regions where desalination enjoys the fastest growth.

The Company expects to play a role in this potentially vast market by leveraging its existing technologies in water treatment. The Company is now expanding its business reach into seawater desalination and industrial water treatment businesses in several overseas markets.

Strategies for Growth

Segment 1: Water, Wastewater Treatment and Municipal Infrastructure

The Company is expanding its geographic reach beyond China and into other overseas regions including North America, South Asia and the Middle East. The Company expects its diversification into advanced water technologies, through acquisitions of entities such as Yuanjie Water and J&Y, will be a primary source of growth in contract revenues over the next several years.

The Company recently won three engineering-procurement-construction contracts amounting to INR 2.06 billion ($39 million) for three sewage collection systems and sewage treatment plants for the towns of Hajipur, Buxar and Begusarai in the State of Bihar, India. The contracts will be executed primarily through the Company’s Indian joint venture. The Company expects all three projects to be completed by the end of 2013. In India, the Company has been strategically focusing on the municipal wastewater treatment market and is pursuing broader business initiatives in municipal water supply, municipal solid waste disposal, and industrial water and wastewater treatment. The Company believes there are ample opportunities to generate substantial revenues from this region over the next three to five years.

Through its U.S.-based subsidiary established through the acquisition of J&Y, the Company recently secured a water treatment system project with Oxford Properties Inc. for a hotel in the Jasper Park Resort in Alberta, Canada. The Company will procure equipment and construct the project, scheduled for completion in mid-May 2012.

The Company is also leveraging its technology for use in residential communities, hotels, and office buildings which are in need of water purification and treatment systems. These types of modular water treatment systems are in high demand throughout the PRC, India and the Middle East.

Segment 2: Water Resources Management Systems and Engineering Services

In this segment, the Company is gradually transforming into a full-service solution provider for large-scale river basin projects. Based on the general direction of water conservancy in China, the PRC government’s decision to initiate new programs and to allocate significant investment to water resource management systems presents the Company with significant business opportunities in the next several years. In particular, the Ministry of Water Resources launched a new round of bidding invitations in September 2011 for its flash flood monitoring program for 500 counties nationwide. The small- to medium-sized river hydrological monitoring system projects will also be part of the nationwide water management program. The Ministry of Water Resources estimates that a total of RMB 16 billion worth of projects in the program will be completed by 2013. The Company will be actively participating in project bids in 2012.

With a good track record for winning projects during the first round of bidding, the Company continues to actively participate in biddings. The Company expects to stay competitive in this segment and continue its growth of market share in the PRC. The Company has invested resources to develop water quantity- and quality-monitoring technologies and to upgrade its proprietary products. The Company also actively develops partnerships with manufacturers of hydrological instruments and sensors, in preparation of its water resource monitoring network projects.

Segment 3: Industrial Pollution Control and Safety

The Company is strengthening its industrial pollution services for the energy sector including the oil and petrochemical companies. While the Company has previously implemented air pollution control systems for the petrochemical industry, the Company believes that there are significant business opportunities, such as water and wastewater treatment and safety, in related industries. Through BSST, one of its VIE affiliates, the Company has set up a new business unit in the first quarter of 2011 to focus on the business of water and wastewater treatment specifically for the petrochemical industry. The need for desalinated water for energy-producing facilities along the coast of the PRC and throughout Asia represents a large and potentially lucrative market for the Company’s technologies acquired from J&Y.

Following the acquisition of J&Y, the Company undertook corporate reorganization as well as technological integration. The resulting J&Y Water Division, serving as a business development platform and technical support source to domestic and overseas projects, ensures the technical feasibility of the Company’s global operations. J&Y Water Division also allows the Company to leverage its technologies such as ZLD and thermal technologies for seawater desalination to explore the Indian and Middle Eastern markets.

The Company is now in the process of aggressively expanding its business reach into seawater desalination and industrial water treatment businesses in several overseas markets.

With its proactive business development efforts, the Company has received several inquiries from potential Indian and Middle Eastern customers.

Potential Acquisitions of Complementary Businesses

In addition to organic business growth, the Company is planning strategic acquisitions to further enhance its growth. In general, the markets in which it operates are highly fragmented with small competitors. The Company will consider acquiring competing companies believed to add significant value to its business. These potential targets may have strong customer relations but limited market access, or they may possess specialized technologies but their business size might not have reached the point to fully utilize their specialties. When evaluating potential acquisition targets, the Company uses a disciplined, conservative approach so that the acquisitions are strategic and beneficial to its business.

Funding for Continuous Growth

Funding is critical to maintain the Company’s growth rate, especially when it is exploring potential projects using the build-transfer business model. The Company is actively working with local Chinese banks for possible financial support. In addition to the credit line it renewed with Bank of Hangzhou totaling $15 million, it continues to work with other major Chinese banks to secure more lines of credit as necessary to enable it to gain more project opportunities in the future. In September 2011, the Company secured a credit line of $9.6 million from CITIC Bank. The credit lines provide the Company with the liquidity to expand and grow its operation in a non-dilutive manner, to increase its financial flexibility and to optimize the efficiency of its capital structure. The Company also explores other project financing approaches to dovetail with its build-transfer business model.

Competition

The Company operates in a highly competitive industry characterized by rapid technological development and evolving industrial standards. Given the stimulus initiatives in China, it expects the competition to intensify as more companies enter the market, notwithstanding relatively high barriers to entry in the form of the need for technical expertise and funding.

The Company competes primarily on the basis of customer recognition, industry reputation, product innovation and a competitive pricing structure. Through mergers and acquisitions, the Company is able to offer advanced technologies at an attractive price when competing with domestic and international rivals. Due to its nationwide distribution and customer service network and knowledge of the local market, the Company enjoys an advantage in China over international competitors who typically appoint only one distributor in the Chinese market responsible for selling and servicing their products. In addition, the Company provides a more comprehensive set of products than most of its international or local competitors. If competition in the industry increases, the Company could see these advantages decrease or disappear. In order to maintain and enhance its competitive advantage, the Company must continue to focus on competitive pricing, technological innovation, its leading position in terms of the market trends, as well as the improvement of its proprietary products.

Through Yanyu, one of its VIEs, the Company was recognized as an AAA-level manufacturer and vendor by the China Water Engineering Association in 2011. The recognition helps the Company gain reputation and visibility in the marketplace and may make the Company eligible to compete for projects in locations that have different access thresholds for contract bidders. Presently, only three entities in China received such recognition.

Although the Company believes that its competitive strengths provide it with advantages over many of its competitors, some of its international competitors have better brand recognition, longer operating histories, longer or more established relationships with their customers, stronger research and development capabilities and greater marketing budgets and other resources. Most of the Company’s international competitors are substantially larger and have greater access to capital than the Company does. Some of its domestic competitors have stronger customer bases, better access to government authorities and stronger industry-based background. In areas such as the ZLD solution and seawater desalination, the Company anticipates it will face fierce competition from multi-national competitors.

Principal Suppliers

The Company’s suppliers vary from project to project. Often, they are specifically chosen by the clients. Most of the materials or equipment the Company purchases are fungible and are easily available in the market. The prices for those purchases, although increasing, are relatively consistent and predictable. A specific supplier might occupy a significant percentage of the Company’s total purchase at a certain time for a large contract. The dependence on a specific supplier usually ends when the project is completed. The Company does not rely on any single supplier over the long term.

Customers and Marketing/Distribution Methods

The Company operates on a project basis, and this particular nature does not usually allow it to create a long-term relationship with its customers. The Company negotiates with various government agencies, municipalities, industrial enterprises and/or their prime contractors in order to secure and undertake its various contracts. The Company’s major customers usually account for a certain percentage of its total sales. Its top five customers collectively represented approximately 67.7% and 50.2% of its total revenue for the years ended December 31, 2011 and December 31, 2010, respectively. Although the Company is dependent on its large clients to a certain degree, unlike other commercial businesses, collectability of accounts receivables are relatively secure because its client base consists primarily of government agencies or large state-owned enterprises.

Patents and Proprietary Rights

As of the December 31, 2011, the Company owned 11 product patents and 39 software copyrights.

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

Employees

In 2011, the Company made significant investments to strengthen its technical support team, research and development team, sales team and finance team. As of December 31, 2011, the Company had a total of 331 full time employees, of whom 122 (37%) are in technical support representing an increase of 27 people from 95 in 2010, 26 (8%) are in research and development, an increase of 5 people from 21 in 2010, and 78 (24%) in sales department, an increase of 18 people from 60 in 2010. The headcount for finance increased from 17 to 40, which represents 12% of the Company’s total headcount. The remaining 19%, or 65 employees, are in administration. The Company’s teams are very stable. Many associates have been with the Company since its inception.

Research and Development

The Company focuses its research and development efforts on improving its development efficiency and the quality of its products and services. Some members of its technical support team regularly participate in research and development programs. There are five major on-going software research and development projects and one hardware research and development project. The development phase projects are expected to be completed by the third quarter of 2012.

As its research and development base, the Baoding facility focuses on technology development, software development, pilot testing, manufacturing and pre-installation/pre-assembly preparation of its proprietary products. The Baoding research, development and production facility construction officially started in June 2011. Part I of phase one of the construction is for the odor control system manufacturing and automatic control box assembly workshops, which has been mostly completed. The acceptance inspection is scheduled in the first half of 2012. Part II of phase one construction is in process, and is to be completed around May 2012. The design for part II of phase one construction, the main office building and the dormitory, has been submitted for government approval. Phases two and three of the construction are scheduled to be completed by the end of 2013.

In addition to its current research and development projects, the Company is also pursuing cooperation opportunities with several specialty industrial companies in the U.S. and Europe. The technologies the Company is pursuing include the membrane bioreactor technology, forward osmosis membrane technology, the latest ecological engineering for wastewater treatment and advanced solid-liquid separation technology.

The Company entered into a license agreement with Hydration Technology Innovations, LLC (“HTI”) in 2010 for the new forward osmosis technology. The Company will construct and operate one or more forward osmosis pilot applications with the licensed technology. It is authorized and licensed to construct and operate such pilot applications at both municipal and industrial sites for wastewater treatment testing, demonstration and evaluation. The HTI personal hydration products are at the development stage, and are undergoing design changes for localization.

In 2011, the Company focused on the localization of a cutting-edge forward osmosis technology and built an application based upon the results of localization. The application received positive reactions upon its trail.

Through Yanyu, one of its VIE affiliates, the Company developed and completed a communication protocol update in 2011 for Remote Terminal Unit (“RTU”) to comply with a set of newly adopted industry standards.

Enforceability of Civil Liabilities.

The section of the Registration Statement and the Prospectus entitled “Enforceability of Civil Liabilities” is incorporated herein by reference.

Item 1A.	Risk Factors.

The Company is not required to provide the information required by this Item because the Company is a smaller reporting company.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

The Company’s primary office location is 16th Floor of Tower B, Renji Plaza, 101 Jingshun Road, Chaoyang District, Beijing 100102 China. The area is 908 square meters for the 15th floor and 986 square meters for the 16th floor. The lease contract for this location is from September 1, 2010 to August 31, 2013. It also has a 1,300 square meter rental office in Tianjin, which is located at 4th Floor, Kaide A Complex, 7 Rongyuan Road, Huayuan Property Management Zone, Tianjin. In addition, it has three other rental office locations in various districts in Beijing, for which the lease contract expires at various times no later than August 26, 2012. Furthermore, the Company also established two offices in the U.S. and a few other offices in different cities across China.

Although the Company does not own any real estate property, TTB entered into a land use right purchase agreement with a local government agency, the Baodi Branch of the Tianjin Land Resource Bureau, on November 26, 2010. The agreement was for the land use right of an area of 158,954 square meters in exchange for the consideration of RMB 35 million ($5.3 million). The consideration has been fully paid as of December 31, 2010. The land is located at West Tianbao Road, Baodi Economic Development Zone in Tianjin. The land use right is for 50 years starting on January 18, 2011. The official land use right application process has been completed in June 2011 and the land use right certificate issued in July 2011. We have confirmed the transfer of the land use right, the acceptance letter for which was signed on January 18, 2011. The amortization of the land use right over the expected duration of 50 years has started since January 2011 with RMB 180,338 ($28,378) per quarter. The first phase of construction is in progress and expected to be completed by the end of 2012.

Item 3.	Legal Proceedings.

There are no material legal proceedings, regulatory inquiries or investigations pending or threatened against the Company.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) None.

(b) The section entitled “Use of Proceeds” from the Registration Statement is incorporated herein by reference. The effective date of the Registration Statement is April 14, 2010, and the Commission file number assigned to the Registration Statement is 333-164273. The Registration Statement registers the offering of up to 2,366,833 ordinary shares (subject to amendment in accordance with the Securities Act of 1933 and the rules and regulations promulgated thereunder) (the “Offering”). As of December 31, 2011, the Company has spent proceeds from the Offering in accordance with the following chart:

Description of Use	Proposed Expenditures	Actual Expenditures Through December 31, 2011	Percentage Used
Working Capital	$18,973,000	$18,973,000	100.00%
Mergers & Acquisitions	6,120,000	3,485,585	56.95%
New Product Development	3,366,000	2,658,280	78.97%
Sales & Marketing	2,142,000	2,142,000	100.00%
Total	$30,601,000	$27,258,865	89.08%

The section entitled “Use of Proceeds” from the Company’s Form S-3 Registration Statement filed on July 28, 2011, as amended, is incorporated herein by reference, which became effective on November 9, 2011 and the Commission file number is 333-175860. The Form S-3 Registration Statement registers the offering of securities up to $100,000,000. As of the date of this report, the Registrant has not yet closed the offering and as a result has not received any proceeds from the offering. After the Registrant receives the proceeds of the offering, it will disclose the required “Use of Proceeds” information in subsequent quarterly and annual reports.

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

Factors Affecting the Company’s Results of Operations – Generally

The Company believes the most significant factors that directly or indirectly affect its sales revenues and net income include:

•	the changes in the macro-economic environment, government strategies and policies, industrial development and planning in the countries and regions where the Company has business presence;

•	the amount of spending by Chinese and foreign governments in water resource management, including surface and groundwater monitoring, flood control and mitigation, flood forecasting, water quality monitoring and assessment, and water resource management decision making systems;

•	the amount of investment by Chinese and foreign governments in municipal wastewater management, including sewer pipelines and sewage treatment, water reuse and odor control;

•	the approved and promoted new environmental laws and regulations by Chinese and foreign governments which require investment in pollution control by the private sector companies;

•	the Company’s capabilities and competencies including innovative technologies and applications, industrial experience and customer base, core competitive advantages, market shares and revenues;

•	the availability and required terms of funding for the Company’s working capital;

•	restrictions on foreign ownership and investments and stringent foreign exchange controls;

•	import and export requirements;

•	currency exchange rate fluctuations; and

•	different employee/employer relationships in the jurisdictions within which we conduct our business, existence of and regulation on workers’ councils and labor unions.

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

The Company plans to continuously focus its resources on expanding its business to areas outside of its current base of operation in China and on increasing its market share in the regions it serves. In addition, the Company will allocate its resources to innovate its technology, to develop applications, to improve its larger project execution capabilities and to advocate its brand to customers. Through accretive acquisitions, the Company intends to acquire key technologies and qualifications.

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

Revenue Recognition

The Company’s revenues consist primarily of three categories: (i) system integration, (ii) hardware products and (iii) software products. The Company recognizes revenue when the consideration to be received is fixed or determinable, products delivered or services rendered, and collectability ensured.

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

The Company records revenues in excess of billings as “unbilled revenue.” For revenues accounted for under this account, the Company expects the amounts to be collected within one year. For those with collection periods in excess of one year, the Company classifies them under “long-term unbilled revenue” on the consolidated balance sheets.

The Company obtained several contracts with a billing cycle of over three years in the past two years. The discounted revenues from those contracts are recorded and the discount rate is the 3-year nominal interest rate of 5.4%, set by the People’s Bank of China, China’s central bank. For the contract where a discount rate is specified, such specified rate is applied. These projects are funded by local governments with central government project appropriations, so the Company does not ascribe any collection risk on such projects.

Business Combination

The Company has completed two business acquisitions in 2011, which were accounted for using the purchase method of accounting in accordance with USGAAP regarding business combinations. The fair value of net assets acquired and the results of the acquired businesses are included in the Consolidated Financial Statements from the acquisition dates forward. This guidance required the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and results of operations during the reporting period. Estimates were used in accounting for, among other things, the fair value of acquired net operating assets, property and equipment, intangible assets and related deferred tax assets and liabilities, useful lives of plant and equipment and amortizable lives for acquired intangible assets. Any excess of the purchase consideration over the identified fair value of the assets and liabilities acquired was recognized as goodwill. Future adjustments to the estimates used in determining the fair values of the Company’s acquired assets and assumed liabilities could impact its consolidated operating results or financial condition.

Deferred tax liability and asset were recognized for the deferred tax consequences of differences between the tax bases and the recognized values of assets acquired and liabilities assumed in a business combination in accordance with guidance regarding accounting for income taxes.

Accounts Receivable

Being a project-based company with long lead time periods of 6 months to 2 or even 3 years, the Company’s accounts receivable period is 83 days. This is not unusual among industry peers. Given the characteristics of the clientele, the Company is confident that its accounts receivable are of good quality even though its accounts receivable days are relatively long compared with companies in other industries. In case of any event that indicates accounts receivable quality deterioration, management will reassess the bad debt provision within the period such event occurs.

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

The Company evaluates the periods of depreciation and amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. Estimating future cash flows requires significant judgment, and projections may vary from the cash flows eventually realized which could impact the Company’s ability to accurately assess whether an asset has been impaired.

For goodwill, the Company assesses impairment at period end or whenever events or changes indicate that, more likely than not, the carrying value of goodwill has been impaired. The Company uses the income approach to estimate the fair value of the goodwill. The income approach is based on the long-term projected future cash flows of the operating segments. The Company discounts the estimated cash flows to present value using a weighted-average cost of capital that considers factors such as the timing of the cash flows and the risks inherent in those cash flows. The Company believes that this approach is the most reasonable because it provides a fair value estimate based upon the operating segments’ expected long-term performance considering the economic and market conditions that generally affect the Company’s business.

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

PRC Business Tax

Revenues from services provided by TTB, Yanyu, Tranhold and BSST are mostly subject to a Chinese business tax of 5% and surtax of 0.5%. One of the projects in Tianjin is subject to a 3% business tax. The Company pays business tax on gross revenues minus the costs of services, which are paid on behalf of its customers.

Results of Operation

	2011 ($)	% of Sales	2010 ($)	% of Sales	Change ($)	Change %
Revenue	85,872,921	100.0%	43,534,717	100.0%	42,338,204	97.3%
Cost of Revenues	64,017,452	74.5%	28,767,744	66.1%	35,249,708	122.5%
Selling and Marketing Expenses	2,164,363	2.5%	1,271,446	2.9%	892,917	70.2%
General and Administrative Expenses	8,772,446	10.2%	4,562,042	10.5%	4,210,404	92.3%
Research and Development	179,396	0.2%	279,477	0.6%	(100,081)	(35.8)%
Total Operating Expenses	11,116,205	12.9%	6,112,965	14.0%	5,003,240	81.8%
Operating Income	10,739,264	12.5%	8,654,008	19.9%	2,085,256	24.1%
Other (expenses) Income, net	(9,836)	(0.0)%	218,184	0.5%	(228,020)	(104.5)%
Income before Provision for Income Taxes	10,729,428	12.5%	8,872,192	20.4%	1,857,236	20.9%
Provision for Income Taxes	1,958,864	2.3%	1,424,858	3.3%	534,006	37.5%
Net Income	8,770,564	10.2%	7,447,334	17.1%	1,323,230	17.8%
Less: Net Income Attributable to Noncontrolling Interests	682,190	0.8%	370,326	0.9%	311,864	84.2%
Net Income Attributable to TRIT	8,088,374	9.4%	7,077,008	16.3%	1,011,366	14.3%

The Company’s revenues are subject to VAT, sales tax, urban maintenance and construction tax and additional education fees. Among the above taxes, VAT has already been deducted from the calculation of revenue.

Revenue

The Company’s revenue for the year ended December 31, 2011 was $85,872,921, an increase of $42,338,204, or 97.3%, compared with $43,534,717 for the same period of 2010. This increase is primarily attributable to an increase in the system integration, or EPC, category, from $38,821,190 for the year ended December 31, 2010 to $82,401,473 in the same period of 2011, an increase of 112.3%. 75% of the first phase and 60% of the second phase of the Ordos project were completed in 2011, which was the main reason for the revenue increase in segment 1. Hardware and software sales accounted for the remaining 4% of the total revenue.

Revenue by Segment

The following chart shows the performance of each of the business segments for the year ended December 31, 2011. Segment 1 contributed 67.7% of the total revenue; segment 2 contributed 15.0%; and segment 3 contributed the remaining 17.3%.

	Year Ended December 31, 2011
	Segment 1%		Segment 2%		Segment 3%		Total	%
System Integration	$58,025,035	99.8%	$9,633,141	74.5%	$14,743,297	99.4%	$82,401,473	96.0%
Hardware Products	$98,904	0.2%	$3,278,426	25.4%	$83,280	0.6%	$3,460,610	4.0%
Software Products	$—	—%	$10,838	0.1%	$—	—%	$10,838	—%
Total Revenues	$58,123,939	67.7%	$12,922,405	15.0%	$14,826,577	17.3%	$85,872,921	100%

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

Cost of revenue was $64,017,452 in the year ended December 31, 2011, an increase of $35,249,708, or 122.5%, from $28,767,744 in the same period of 2010. The system integration category, which was the largest contributor to the revenue increase, was also the largest contributor to the increase in total cost of revenue, by $35,615,462, or 137%, from $26,061,987 in the year ended December 31, 2010 to $61,677,449 in the same period of 2011.

Gross Margin

The Company’s gross margin decreased from 33.9% in 2010 to 25.5% in 2011. This decrease was a result of several factors, including increases in material and equipment costs and labor subcontracting costs. The rapid expansion into overseas market also had a direct impact on the increase of cost of sales. These factors all contributed to the lower gross margin.

Operating Expenses

The Company’s total operating expenses increased from $6,112,965 in the year ended December 31, 2010 to $11,116,205 in the same period of 2011, an increase of $5,003,240, or 81.8%. Selling and marketing expenses increased from $1,271,446 in the year ended December 31, 2010 to $2,164,363 in the same period of 2011, an increase of $892,917, or 70.2%. This increase was mainly due to the increase for sales personnel salary, travel, and new market development fees. General and administrative expenses increased from $4,562,042 to $8,772,446, an increase of $4,210,404, or 92.3%. This increase was mainly due to the increase of office staff salary, professional service fees, amortization of intangibles, bad debt provision, and travel and entertainment expenses. Research and development expense decreased by $100,081, from $279,477 in 2010 to $179,396 in 2011.

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

The Company and its subsidiaries and VIEs are subject to income taxes on an entity basis on income arising in or derived from the tax jurisdictions in which each entity is domiciled. According to the New Enterprise Income Tax Law (“NEITL”) in China, the unified enterprise income tax (“EIT”) rate is 25%. However, five of its subsidiaries and VIEs are certified high-tech companies and are taxed based on certain favorable tax policies.

	For the years ended December 31,
	2011		2010
	%		%
TTB	7.5	(1)	7.5	(1)
BSST	15		15
Yanyu	15		25
Tranhold	25		25
TTA	25		25
Baoding	15		25
Yuanjie	15		—	(2)
Buerjin	25		—	(2)
Consolidated effective enterprise income tax rate	18		16

(1)	The favorable income tax treatment for TTB of 7.5% expired at the end of 2011. Afterwards, the EIT rate is 15% since TTB passed the qualification of high-tech Company.
(2)	These entities were not part of the Company in 2010.

The provision for income tax expense (benefit) from continuing operations consists of the following:

	For the Years Ended December 31,
	2011	2010
Current:
PRC	$502,541	$206,403
Deferred:
PRC	1,456,323	1,218,455
Total income tax expense	$1,958,864	$1,424,858

Significant components of the Company’s deferred tax liabilities are as follows:

	December 31,	December 31,
	2011	2010
Current:
Deferred tax liabilities:
Revenue recognition based on percentage of completion	358,519	276,658
Total net deferred tax liabilities	$358,519	$276,658
Long-term:
Deferred tax liabilities:
Revenue recognition based on percentage of completion	2,930,427	1,374,181
Intangible assets valuation in business combination	525,396	187,295
Total net deferred tax liabilities	$3,455,823	$1,561,476

Income tax reconciliation for the years ended December 31, 2011 and 2010 are as follows:

	For the Years Ended December 31,
	2011	2010
PRC statutory tax rate	25%	25%
Taxable income	$10,729,428	$8,872,192
Computed expected income tax expense	2,682,357	2,218,048
Effect of preferential tax rates	(723,493)	(793,190)
Income tax expense	$1,958,864	$1,424,858

Income before Income Taxes

In the year ended December 31, 2011, the Company’s net income before provision for income taxes was $10,729,428, an increase of $1,857,236, or 20.9%, compared to $8,872,192 in 2010. The Company’s provision for income taxes increased by $534,006, from $1,424,858 in 2010 to $1,958,864 in 2011. The increase in income taxes for 2011 was primarily driven by an increase in income from ordinary business operations. In the year ended December 31, 2011, net income attributable to the shareholders of TRIT was $8,088,374, an increase of $1,011,366, or 14.3%, from $7,077,008 for the year ended December 31, 2010.

Segment Information

The Company has three reportable operating segments. The segments are grouped with reference to the types of services provided and the types of clients that use those services. Total sales and costs are divided among these three segments. The Company’s Chief Executive Officer is the chief operating decision-maker. He assesses each segment’s performance based on net revenue and gross profit on contribution margin.

Segment 1: Water, Wastewater Treatment and Municipal Infrastructure

	For the Years Ended December 31,
	2011 ($)	2010 ($)	Change ($)	Change (%)
Revenue	58,123,939	19,120,807	39,003,132	204.0
Cost of Revenue	43,367,917	13,231,384	30,136,533	227.8
Operating Expenses:
Selling and Marketing Expenses	594,780	402,782	191,998	47.7
General and Administrative Expenses	5,366,171	2,102,860	3,263,311	155.2
Research and Development	129,918	212,911	(82,993)	(39.0)
Total Operating Expenses	6,090,869	2,718,553	3,372,316	124.0
Other (Expenses) Income, Net	(107,632)	146,588	(254,220)	(173.4)
Income before Provision for Income Taxes	8,557,521	3,317,458	5,240,063	158.0
Segment Assets	84,910,147	44,168,017	40,742,130	92.2

In Segment 1, revenue was $58,123,939 in the year ended December 31, 2011, an increase of $39,003,132, or 204.0%, from $19,120,807 in the same period of 2010. This resulted from the increases in system integration of $39,704,871 and hardware sales of $92,275, and from the decrease in software sales of $794,014. Cost of revenue for Segment 1 was $43,367,917 in the year ended December 31, 2011, an increase of $30,136,533, or 227.8%, from that of $13,231,384 in the same period of 2010. Operating expenses increased from $2,718,553 in the year ended December 31, 2010 to $6,090,869 for the same period in 2011, an increase of $3,372,316, or 124.0%. Of this increase, selling and marketing expenses increased by $191,998 mainly for headcount-related expenses; general and administrative expenses increased by $3,263,311 mainly for office staff salary and travel expenses; and research and development decreased by $82,993. Income before provision for income taxes increased from $3,317,458 in the year ended December 31, 2010 to $8,557,521 in the same period 2011, an increase of $5,240,063, or 158%. The gross margin for this segment was 25.4%.

Segment 2: Water Resource Management System and Engineering Service

	For the Years Ended December 31,
	2011 ($)	2010 ($)	Change ($)	Change (%)
Revenue	12,922,405	5,462,771	7,459,634	136.6
Cost of Revenue	9,309,362	3,538,094	5,771,268	163.1
Operating Expenses:
Selling and Marketing Expenses	1,131,134	576,946	554,188	96.1
General and Administrative Expenses	1,310,332	758,404	551,928	72.8
Research and Development	49,478	65,042	(15,564)	(23.9)
Total Operating Expenses	2,490,944	1,400,392	1,090,552	77.9
Other Expenses	(99,581)	(3,989)	(95,592)	2,396.4
Income before Provision for Income Taxes	1,022,518	520,296	502,222	96.5
Segment Assets	26,081,474	14,488,083	11,593,391	80.0

Segment 2 revenue was $12,922,405 in the year ended December 31, 2011, an increase of $7,459,634, or 136.6%, from $5,462,771 in the same period of 2010. This resulted from increases in system integration of $6,357,939 and in hardware product sales of $1,608,052, and from a decrease in software sales of $506,357. Cost of revenue in Segment 2 was $9,309,362 in the year ended December 31, 2011, an increase of $5,771,268, or 163.1%, from $3,538,094 in the same period of 2010. Operating expenses increased from $1,400,392 in the year ended December 31, 2010, to $2,490,944 in the same period 2011, an increase of $1,090,552 or 77.9%. This increase was mainly attributable to the increase in selling and marketing expenses by $554,188, mainly for sales staff travel expenses, increase in general and administration expenses by $551,928, mainly for office staff salary, travel and rental expenses, and a decrease in R&D expenses by $15,564. Income before provision for income taxes was $1,022,518 in the year ended December 31, 2011, an increase of $502,222, or 96.5%, compared with $520,296 in the same period of 2010. The gross margin for this segment was 28.0%.

Segment 3: Industrial Pollution Control and Safety

	For the Years Ended December 31,
	2011 ($)	2010 ($)	Change ($)	Change (%)
Revenue	14,826,577	18,951,139	(4,124,562)	(21.8)
Cost of Revenue	11,340,173	11,998,266	(658,093)	(5.5)
Operating Expenses:
Selling and Marketing Expenses	438,449	291,718	146,731	50.3
General and Administrative Expenses	2,095,943	1,700,778	395,165	23.2
Research and Development	—	1,524	(1,524)	(100.0)
Total Operating Expenses	2,534,392	1,994,020	540,372	27.1
Other Income	197,377	75,585	121,792	161.1
Income before Provision for Income Taxes	1,149,389	5,034,438	(3,885,049)	(77.2)
Segment Assets	27,659,057	24,106,603	3,552,454	14.7

Segment 3 revenue was $14,826,577 in the year ended December 31, 2011, a decrease of $4,124,562, or 21.8%, from $18,951,139 in the same period of 2010. This decrease was primarily due to lower sales in this segment. This resulted from decreases in system integration by $2,482,527, in hardware sales by $1,442,035, and in software sales by $200,000. This segment experienced a complete strategic transition during the year, as the Company shifted focus from its traditional services in pollution control projects to industrial wastewater treatment and seawater desalination.

Cost of revenue in Segment 3 was $11,340,173 in the year ended December 31, 2011, a decrease of $658,093, or 5.5%, from $11,998,266 in the same period of 2010. Operating expenses increased from $1,994,020 in the year ended December 31, 2010, to $2,534,392 in the same period of 2011, an increase of $540,372, or 27.1%, of which selling and marketing expenses increased by $146,731, mainly for travel and business entertainment, and general and administrative expenses by $395,165, mainly for headcount-related expenses, travel, and intangible asset amortization expenses. Income before provision for income taxes was $1,149,389 in the year ended December 31, 2011, a decrease of $3,885,049, or 77.2%, compared with $5,034,438 in the same period of 2010. The gross margin for this segment was 23.5%.

Liquidity and Capital Resources

As highlighted in the consolidated statements of cash flows, the Company’s liquidity and available capital resources are impacted by four key components: (i) cash and cash equivalents, (ii) operating activities, (iii) financing activities and (iv) investing activities.

Statement of Consolidated Cash Flows as of December 31, 2011 and 2010 is as follows:

	For the Years Ended December 31,
	2011($)	2010($)	Change ($)	Change (%)
Net Cash Used in Operating Activities	21,633,622	9,971,541	11,662,081	117.0
Net Cash Used in Investing Activities	6,349,161	8,251,791	(1,902,630)	(23.1)
Net Cash Provided by Financing Activities	17,152,767	32,867,900	(15,715,133)	(47.8)
Effects of Exchange Rate Changes on Cash and Cash Equivalents	(629,233)	1,578,963	(2,208,196)	(139.9)
Net (Decrease) Increase in Cash and Cash Equivalents	(11,459,249)	16,223,531	(27,682,780)	(170.6)
Cash and Cash Equivalents, Beginning of Period	23,394,995	7,171,464	16,223,531	226.2
Cash and Cash Equivalents, End of Period	11,935,746	23,394,995	(11,459,249)	(49.0)

Cash and Cash Equivalents

At December 31, 2011, the Company’s cash and cash equivalents amounted to $11,935,746. It decreased by $11,459,249, or 49%, from $23,394,995 on December 31, 2010, mainly due to rapid overseas expansion and the implementation of the Ordos projects. The current portion of restricted cash as of December 31, 2011 and 2010 amounted to $2,087,920 and $1,505,617, respectively, which is not included in the total of cash and cash equivalents. The increase was due to the project deposit for the Qatar project in the amount of $830,000. The restricted cash was on deposit as collateral for the issuance of letters of credit. Our subsidiaries and VIEs holding the deposits do not have material cash obligations to any third parties. Therefore, the restriction does not impact the liquidity of the Company.

Operating Activities

Net cash used for operating activities was $21,633,622 in the year ended December 31, 2011, compared with that of $9,971,541 in same period of 2010. An increase of $11,662,081 in operating cash outflow was mainly attributable to the Company’s rapid growth rate at the infant stage, and aggressive market expansion. This outflow was attributable to the increased cash outflow in accounts receivable and unbilled receivables. Net accounts receivable increased from $18,041,079 on December 31, 2010 to $19,888,084 on December 31, 2011, an increase of $1,847,005, or 10%. Current unbilled receivables increased from $3,208,473 on December 31, 2010 to $7,254,830 on December 31, 2011, an increase of $4,046,357, or 126%. The remaining was mainly due to the increased inventory and prepayments to suppliers, due to the total revenue growth.

	For the Years Ended December 31,
	2011 ($)	2010 ($)	Change ($)	Change (%)
Cash	11,935,746	23,394,995	(11,459,249)	(49.0)
Restricted cash	2,087,920	1,505,617	582,303	38.7
Accounts receivable third parties	20,507,146	18,468,099	2,039,047	11.0
Allowance for doubtful accounts	(619,062)	(427,020)	(192,042)	(45.0)
Net Accounts receivable	19,888,084	18,041,079	1,847,005	10.2
Unbilled revenue	7,254,830	3,208,473	4,046,357	126.1

Investing Activities

Net cash used for investing activities was $6,349,161 in the year ended December 31, 2011, compared to $8,251,791 in the same period of 2010. The unusually large amount for investing activities for 2010 was due to the business combination of BSST in August 2010, which has brought the Company revenue of $6,733,646 in 2010; as well as the land use right purchase in 2010. The cash used for investing activities for 2011 was mainly for the acquisitions of J&Y Water Division and Yuanjie Water. The total amount invested to acquire J&Y was estimated to be $1,500,000, and, for Yuanjie, $1,707,706.

Financing Activities

The cash provided by financing activities was $17,152,767 in the year ended December 31, 2011, compared to $32,867,900 provided in the same period of 2010. The large amount in 2010 was due to the April 2010 follow-on offering, which caused cash inflow of $30,251,442. The $18 million cash inflow in financing activities was mainly from local bank loans. The Company is currently not carrying any long-term debt, but is actively looking for debt financing and project financing opportunities to optimize its funding structure in the future.

Effect of Change in Exchange Rate Changes on Cash and Cash Equivalents

Net cash loss due to currency exchange was $629,233 in the year ended December 31, 2011, compared to a gain of $1,578,963 in the same period of 2010.

Restricted Net Assets

Although we do not anticipate paying dividends in the foreseeable future, our ability to pay dividends is primarily dependent on our receiving distributions of funds from our subsidiaries and VIEs, which is restricted by certain regulatory requirements. Relevant PRC statutory laws and regulations permit payments of dividends by our PRC subsidiaries and VIEs only out of their retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. In addition, our PRC Subsidiaries and VIEs are required to set aside at least 10% of their after-tax profit, after deducting any accumulated deficit, based on PRC accounting standards each year to its general reserves until the accumulative amount of such reserves reach 50% of its registered capital. These reserves are not distributable as cash dividends. Our off-shore subsidiaries, including TIS and TTII do not have material cash obligations to third parties. Therefore, the dividend restriction does not impact the liquidity of the companies.  There is no significant difference between accumulated profit calculated pursuant to PRC accounting standards and those reflected in the financial statements prepared in accordance with U.S. GAAP. As of December 31, 2011 and 2010, restricted retained earnings were $1,866,994 and $897,382, respectively, and restricted net assets were $4,553,729 and $3,579,295, respectively. The unrestricted retained earnings as of December 31, 2011 and 2010 were $19,682,386 and $12,563,624, respectively, which were the amounts ultimately available for distribution if we were to pay dividends.

Working Capital and Cash Flow Management

As of December 31, 2011, the Company’s working capital was $3,307,338, with current assets totaling $57,755,268 and current liabilities totaling $54,447,930. Of the current assets, cash and cash equivalents was $11,935,746.

Due to the increase in purchase orders, the Company has experienced tremendous pressure from a shortage in working capital. The Company received net proceeds from its follow-on offering of $30,251,442 in 2010, of which it has used $27,258,865, or 89.08%, on working capital, product research and development, acquisition and sales and marketing.

Contractual Obligations and Commercial Commitments

Operating Leases

As of December 31, 2011, the Company had commitments under certain operating leases, which require annual minimum rental payments as follows:

For the Years Ended December 31,	Amount
2012	$674,599
2013	456,777
2014	116,114
Total	$1,247,490

The Company’s leased properties are principally located in Beijing and are used for administration and research and development purposes. The terms of these operating leases vary from one to five years. Pursuant to lease terms, when the contracts expire, the Company has the right to extend them with new negotiated prices. The leases are renewable subject to negotiation. Rental expenses were $714,023 and $415,418 for the years ended December 31, 2011 and 2010, respectively.

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

Capital Expenditures

In the past, the Company’s capital expenditures were mainly on purchases of computers and other office equipment to support its daily business activities. Its capital expenditures may increase in the near term as its business continues to grow and as it expands and improves its financial and accounting systems and infrastructure. The Company spent $2,753,181 and $6,940,687 on such capital expenditures during the years ended December 31, 2011 and 2010, respectively.

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

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements for either year 2011 or 2010.

Taxation

Pursuant to the new EIT Law and supplementary regulations, only high-tech companies that have been re-certified as such under the new criteria are granted the preferential enterprise income tax rate of 15%. According to an approval from the Beijing State Tax Bureau of Xicheng District, TTB received a preferential income tax rate of 7.5% from January 1, 2009 to December 31, 2011. Its income tax rate is 15% from 2012 onwards.

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

The Company’s financial statements and the related notes, together with the report of Marcum Bernstein & Pinchuk LLP and Bernstein & Pinchuk LLP are set forth following the signature pages of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

Regulations under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) require public companies to maintain “disclosure controls and procedures,” which are defined as controls and other procedures that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The Company conducted an evaluation, with the participation of its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of its disclosure controls and procedures as of December 31, 2011. Based on such evaluation, its Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2011, the Company’s disclosure controls and procedures were effective.

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

As of December 31, 2011, the Company carried out an evaluation based on the criteria for effective internal control over financial reporting established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance. Based on such assessment, management concluded that its internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

There have been no changes to its internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during the period ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

The following table sets forth the Company’s executive officers and directors, their ages and the positions held by them:

Name	Age	Position
Warren Zhao(1)(7)	46	Chairman of the Board and Joint Chief Executive Officer
Phil Fan(1)(7)	46	President and Director
Gavin Cheng(1)(7)	49	Joint Chief Executive Officer and Director
Peter Dong(1)(6)	43	Chief Financial Officer and Director
Peiyao Zhang(1)(2)(4)(6)	67	Independent Director and Chairman of the Nominating Committee
Eric Hanson(1)(3)(4)(6)	57	Independent Director and Chairman of the Compensation Committee
John McAuliffe(1)(2)(5)	57	Independent Director
Peter Zhuo(1)(2)(3)(5)	40	Independent Director and Chairman of the Audit Committee
Dazhuang Guo(1)(3)(4)(5)	57	Independent Director

(1)	The individual’s business address is c/o Tri-Tech Holding Inc., 16th Floor, Tower B, Renji Plaza, 101 Jingshun Road, Chaoyang District, Beijing 100102 China
(2)	Member of Audit Committee.
(3)	Member of Compensation Committee.
(4)	Member of Nominating Committee.
(5)	Class I Director whose term expires in 2013.
(6)	Class II Director whose term expires in 2014.
(7)	Class III Director whose term expires in 2012.

Warren Zhao, Chairman of the Board of Directors and Joint Chief Executive Officer. Mr. Zhao is a founder of one of the Company’s VIEs in 2002. Prior to that, Mr. Zhao established Beijing Tranhold Automatic Control Systems and served as its general manager in 1994. From 1988 to 1993, Mr. Zhao was the manager of the research and development department at Beijing Test Control Technology Institute of Aeronautics Ministry. Mr. Zhao earned his Bachelor’s and Master’s degrees in Engineering from Northwestern Polytechnical University of China. Mr. Zhao has been chosen as a director because he is the leader of the Company and a key experienced member of management.

Phil Fan, President and Director. As a founder of one of the Company’s VIEs in 2003, Mr. Fan currently serves as President of the Company. Previously, Mr. Fan provided technical, engineering and management services in several U.S. engineering firms, including Black and Veatch, Parsons Brinckerhoff, Inc. and Chastain-Skillman, Inc. In addition, Mr. Fan worked as the Asia regional sales manager for Met-Pro Corporation. Mr. Fan received his Master’s and Bachelor’s degrees from Hunan University and a Master’s degree from Louisiana State University. Mr. Fan has been a registered Professional Engineer in the United States since 2001. Mr. Fan was chosen as a director because the Company can benefit from his experience and leadership in engineering and business.

Gavin Cheng, Joint Chief Executive Officer and Director. Mr. Cheng was appointed as the Company’s Joint Chief Executive Officer on March 13, 2012. Prior to that, Mr. Cheng was the Company’s Co-President since August 19, 2010. Mr. Cheng founded BSST in 1994 and served as its president until BSST was acquired by the Company in 2010. Prior to that, Mr. Cheng worked in research and development and project management at Beijing Test & Control Technology Institute of the Aeronautics Ministry from 1987 to 1993. Mr. Cheng graduated from Nanjing University of Aeronautics and Astronautics in 1987 with Bachelor’s and Master’s degrees in Engineering. Mr. Cheng also received his Executive MBA degree from Peking University in 2001. Mr. Cheng was chosen as a director because of his extensive experience in research and development, corporate development and management.

Peter Dong, Chief Financial Officer and Director. Mr. Dong has been CFO of the Company since its inception. From 2001 through 2005, Mr. Dong was the Director of South West Securities Company and Wanlian Securities Company. From 1994 to 2000, Mr. Dong was director of the equity department and asset management department of SinoChem. From 1991 through 1993, Mr. Dong was engaged in the research and development of large testing and controlling systems at Beijing Test Control Technology Institute of Aeronautics Ministry. Mr. Dong earned his Bachelor’s degree in computer science from Nanjing University of Aeronautics and Astronautics and his Master’s degree in Economics from Renmin University of China. Mr. Dong was chosen as a director because of his over 15 years of experience in the investment, financing and management of technology companies.

Dr. Peiyao Zhang, Independent Director. Dr. Zhang has been the Company’s Director since 2009. Dr. Zhang served as the Deputy Director of the SINOPEC Petrochemical Science and Engineering Research Institute from 1999 to 2005, where he was responsible for technical license management. Dr. Zhang received his Bachelor’s degree from Tsinghua University in 1967 and Ph.D. degree in chemical engineering from the Sweden Royal Institute of Technology in 1988. Dr. Zhang has been elected as a Director because the Company can benefit from his engineering and leadership experience.

III-1

Peter Zhuo, Independant Director. Mr. Zhuo was elected as a Director of the Company in 2010. Presently, Mr. Zhuo serves as Chief Financial Officer for Jing-Jin Electric Technologies (Beijing) Co., Ltd. He worked as Vice President and Chief Accounting Officer for Vanceinfo Techology inc. (NYSE:VIT), Chief Financial Officer for Ebis Company Limited, a China-based IT company, a controller at Morgan Stanley Properties (China) Co. Ltd, an auditor with Arthur Andersen’s Beijing and Sydney offices, and an auditor for PriceWaterhouseCoopers Beijing office. A China Certified Public Accountant, he has passed the U.S. CPA examination and the Chinese bar examination. He obtained a Master’s degree in law from University of Southern California, Gould School of Law and a Bachelor’s degree from the Central University of Finance & Economics in China. Mr. Zhuo was elected as a Director because of his broad accounting and financial experience.

Da-Zhuang Guo, Ph.D. Independant Director. Mr. Guo has served as Director of the Company since 2010. Presently, he also serves as the general manager of Net Beat Group Limited. Dr. Guo was the Asia-Pacific regional manager for Advantica Ltd., the greater China chief representative for LogicaCMG Pty Ltd. Dr. Guo received his Ph.D. degree from the University of Queensland, Australia, and Bachelor’s degree from Beijing University of Chemical Technology. Mr. Guo was elected as a Director because of his industry experience.

John McAuliffe, Independent Director. Presently, Mr. McAuliffe is a senior banker at Financial West Securities. He was a Managing Director at the Investment Banking Department of Newbridge Securities Corp., the lead banker for Able Labs, M-Systems, U.S. Teleconstructors, MRV Communications and Videospection. Mr. McAuliffe was head of Institutional Sales and branch manager of H.J. Meyers. Mr. McAuliffe has been an investment banker since 1990, and has participated in and led in excess of 200 financing transactions in his career. Mr. McAuliffe received his Bachelor of Sciences degree from the State University of New York at Brockport. Mr. McAuliffe has been elected as a Director because of his financial experience.

Eric R. Hanson, Independent Director. In 1986, Mr. Hanson started U.S. Strategies Corp. and has served as its Chairman and CEO. Mr. Hanson is also the founder and current Chairman of the Rural Broadband Corporation of America. In addition, Mr. Hanson has been involved in financing for more than 80 companies. He has served on the board of numerous public and private companies. Over the years, his charitable involvements range from serving on a metropolitan development board, supporting civic opera, and serving as National Chairman of the National Association on Fetal Alcohol Syndrome. Mr. Hanson serves as Chairman of the US-Panama Business Council and as a member on the International Board for the Irish Chamber Orchestra. Mr. Hanson attended the University of Alabama, Birmingham. Mr. Hanson has been elected as a Director because of his financial experience.

Employment Agreements

The Company’s employment agreements with its executive officers generally provide for a term of five years with a monthly salary. The agreements also provide that executive officers are to work an average of forty hours per week and are entitled to all legal holidays as well as other paid leave in accordance with PRC labor laws and regulations and the internal work policies. Under these laws and regulations, the employment agreements with the executive officers can be terminated for cause without further compensation to them. The employment agreements also provide for that the Company will pay for all mandatory social security programs for its executive officers in accordance with Chinese regulations. During the term of employment and for two years afterward, the executive officers are subject to non-disclosure agreements.

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

At the 2011 annual shareholder meeting, the Company’s 2011 Share Incentive Plan was approved by its shareholders. The total number of shares reserved and available for grant and issuance is 750,000. The form of award can be option or share. The exercise price of the incentive stock option will not be less than the fair market value and nonqualified incentive stock option will not be less than 110% of the fair market value on the date of grant. This plan shall be administered by the Compensation Committee.

III-2

Board of Directors and Board Committees

The Company’s board of directors currently consists of nine directors. The directors are divided into three classes, as nearly equal in number as the then total number of directors permits. Class III directors shall face reelection at the Company’s annual general meeting of shareholders in 2012 and every three years thereafter. Class I directors shall face re-election at the annual general meeting of shareholders in 2013 and every three years thereafter. Class II directors shall face re-election at the annual general meeting of shareholders in 2014 and every three years thereafter.

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

III-3

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

Material Changes in Manner of Recommending Board Nominees

None.

Audit Committee

The board of directors maintains a majority of independent directors who are deemed to be independent under the definition of independence provided by NASDAQ Stock Market Rule 4200(a)(15). The Company has an audit committee, consisting solely of independent directors of the Company, Mr. Peter Zhuo, Mr. John McAuliffe and Dr. Peiyao Zhang. Mr. Zhuo qualifies as the audit committee financial expert. The Company’s audit committee charter is available on the Company’s website, www.tri-tech.cn.

III-4

Item 11.	Executive Compensation.

Executive Compensation

The following table shows the annual compensation paid by the Company for the years ended December 31, 2010 and 2011 to Warren Zhao and Gavin Cheng, the Joint Chief Executive Officers, and Phil Fan, President. No other officer had total compensation during either of the previous two years of more than $100,000.

Summary Executive Compensation Table
Name and principal position	Year	Salary	Bonus	Option Awards	All Other Compensation	Total
Warren Zhao,	2011	$110,000	$—	$—	$—	$110,000
Joint Chief Executive Officer	2010	$19,627	$90,373	$—	$—	$110,000
Gavin Cheng	2011	$110,000	$—	$—	$—	$110,000
Joint Chief Executive Officer	2010	$10,706	$22,800	$—	$—	$33,506
Phil Fan,	2011	$102,000	$—	$—	$—	$102,000
President	2010	$66,000	$—	$—	$—	$66,000

The employment agreements with Messrs. Zhao, Dong and Fan have been renewed on February 10, 2011 with mutual agreements between the Company and each of them. The employment agreements are scheduled to expire on February 9, 2016. Mr. Cheng’s employment agreement commenced on September 1, 2010 and is scheduled to expire on August 31, 2015.

The following table shows outstanding equity awards to Mr. Zhao, the Principal Executive Officer, Mr. Dong, the Principal Financial Officer, and Mr. Fan, President, as of the end of fiscal year 2011.

Outstanding Equity Awards at Fiscal Year End

Name	Number of Securities Underlying Unexercised Options (#)		Option Exercise Price ($)	Option Expiration Date ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or other Rights that have not Vested ($)
Warren Zhao, Principal Executive Officer	126,120	(1)	$6.75	September 9, 2019	94,590	(1)	$436,060	(2)
Peter Dong, Principal Financial Officer	63,060	(1)	$6.75	September 9, 2019	47,295	(1)	$218,030	(3)
Phil Fan, President	42,040	(1)	$6.75	September 9, 2019	31,530	(1)	$145,353	(4)

(1)	The options granted to Messrs. Zhao, Dong and Fan under an equity incentive plan began to vest on September 9, 2010 at a rate of 20 percent (20%) per year.
(2)	$436,060 = 94,590 x $4.61 (closing price on December 30, 2011).
(3)	$218,030 = 47,295 x $4.61 (closing price on December 30, 2011).
(4)	$145,353 = 31,530 x $4.61 (closing price on December 30, 2011).

Director Compensation

All Directors hold office until the next Annual Meeting of Shareholders at which their respective class of Directors is re-elected and until their successors have been duly elected and qualified. Officers are elected by and serve at the discretion of the Board of Directors. Employee Directors do not receive any compensation for their services. Non-employee Directors are entitled to receive $10,000 or RMB 48,000 per year for serving as Directors and may receive option or share grants from the Company. In addition, non-employee Directors are entitled to receive compensation for their actual travel expenses for each Board of Directors meeting attended.

III-5

Summary Director Compensation Table

Name	Director Fees earned or paid in cash	Option Awards(1)	Total(2)
Warren Zhao(3)	$0	$0	$0
Phil Fan(3)	$0	$0	$0
Gavin Cheng(3)	$0	$0	$0
Peter Dong(3)	$0	$0	$0
Peiyao Zhang	$7,137	$0	$7,137
Peter Zhuo	$7,137	$0	$7,137
Dazhuang Guo	$7,137	$0	$7,137
Eric Hanson(4)	$833	$0	$833
John McAuliffe(4)	$1,667	$0	$1,667
Robert Kraft(5)	$8,333	$0	$8,333
Xiaoping Zhou(6)	$7,137	$0	$7,137

(1)	On September 9, 2009, stock options were awarded to Directors as follows: 157,650 stock options were awarded to Warren Zhao, 3,000 options were awarded to Xiaoping Zhou, 3,000 options were awarded to Peiyao Zhang, and 6,000 options were awarded to Robert Kraft, 78,825 options were awarded to Peter Dong and 52,550 options were awarded to Phil Fan. Such options have a grant date fair value of $6.75 per share. Messrs. Kraft and Zhou forfeited their holdings of options due to their departures from the board of directors. As of the date of this report, their holding of options in the number of 6,000 and 3,000 returned to the option pool.
(2)	None of the Directors received any ordinary share awards, nonqualified deferred compensation earnings or non-equity incentive plan compensation in fiscal year 2011.
(3)	Received payment in his capacity as an officer of the Company and/or subsidiaries/affiliates but did not receive any compensation for serving as a director of the Company.
(4)	Messrs. Hanson and McAuliffe became directors on November 30, 2011.
(5)	Mr. Kraft ceased to be a director of the Company on October 28, 2011.
(6)	Mr. Zhou ceased to be a director of the Company on November 30, 2011.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities authorized for issuance under equity compensation plans

The following table presents information as of December 31, 2011 with respect to the Company’s ordinary shares that may be issued under the Company’s existing equity compensation plans, including the 2009 Share Incentive Plan and the 2011 Share Incentive Plan. Each of these plans has been approved by the Company’s shareholders. The Company does not maintain any equity incentive plans that have not been approved by shareholders.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation approved by security holders	426,400	$6.75	755,400	(1)

(1) Includes 5,400 options under the 2009 Share Incentive Plan and 750,000 options under the 2011 Share Incentive Plan.

Principal Shareholders

The following table sets forth information with respect to beneficial ownership of the Company’s ordinary shares as of the date of this report by:

•	Each person who is known by the Company to beneficially own more than 5% of the Company’s outstanding ordinary shares;

•	Each of its Directors and named Executive Officers; and

•	All Directors and named Executive Officers as a group.

III-6

The number and percentage of ordinary shares beneficially owned are based on 8,182,199 ordinary shares outstanding as of the date of this report. Information with respect to the beneficial ownership has been furnished by each Director, Officer or beneficial owner of more than 5% of the Company’s ordinary shares. Beneficial ownership is determined in accordance with the rules of the SEC and generally requires that such person have voting or investment power with respect to securities. In computing the number of ordinary shares beneficially owned by a person listed below and the percentage ownership of such person, ordinary shares underlying options, warrants or convertible securities held by each such person that are exercisable or convertible within 60 days of March 26, 2012 are deemed outstanding, but are not deemed outstanding for computing the percentage ownership of any other person. Except as otherwise indicated in the footnotes to this table, or as required by applicable community property laws, all persons listed have sole voting and investment power for all ordinary shares shown as beneficially owned by them. Unless otherwise indicated in the footnotes, the address for each principal shareholder is in the care of Tri-Tech Holding Inc., 16th Floor, Tower B, Renji Plaza, 101 Jingshun Road, Chaoyang District, Beijing 100102 P.R.C. As of the date of this annual report, the Company had 16 shareholders of record.

Named Executive Officers and Directors	Amount of Beneficial Ownership(1)	Percentage Ownership(2)
Warren Zhao, Joint Chief Executive Officer and Director(3)	1,218,435	14.9%
Peter Dong, Chief Financial Officer(4)	1,564,405	19.1%
Gavin Cheng, Joint Chief Executive Officer and Director(6)	260,000	3.2%
Phil Fan, President and Director(7)	269,870	3.3%
Peiyao Zhang, Director(8)	1,200	*
Peter Zhuo, Director	—	*
Dazhuang Guo, Director	—	*
Eric Hanson, Director	—	*
John McAuliffe, Director	—	*
All Directors and Executive Officers as a Group(9)	3,255,505	39.8%
Tranhold Investment Inc.	1,155,375	14.1%
Yanyu Investment Inc.	1,284,025	15.7%
David Hu(10)	1,298,300	15.9%
RHJ International SA(11)	715,306	8.7%

*	Less than 1%.
(1)	Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the ordinary shares.
(2)	The number of ordinary shares outstanding used in calculating the percentage for each listed person excludes the ordinary shares underlying options held by such person.
(3)	Includes (i) the sole power to direct the voting of the 1,155,375 shares held by Tranhold Investment Inc, (ii) the power to direct the voting of 31,530 shares from exercised options, and (iii) vested options to purchase 31,530 ordinary shares.
(4)	Includes (i) the sole power to direct the voting of the 248,850 shares held by FLYY Investment Inc., (ii) the shared power to direct the voting of the 1,284,025 ordinary shares held by Yanyu Investment Inc, (iii) the power to direct the voting of 15,765 shares from exercised options, and (iv) vested options to purchase 15,765 ordinary shares.
(6)	Includes the shared power to direct the voting of the 260,000 shares held by Main Bright Investments Limited, whch is shared with another person.
(7)	Includes (i) the sole power to direct the voting of the 248,850 shares held by Allied Investment Consultation, LLC, (ii) the power to direct the voting of 10,510 shares from exercised options, and (iii) vested options to purchase 10,510 ordinary shares.
(8)	Includes (i) the power to direct the voting of 600 shares from exercised options and (ii) vested options to purchase 600 ordinary shares.
(9)	One or more of the directors and executive officers have (i) the sole power to direct the voting of (a) the 248,850 shares held by FLYY Investment Inc., (b) the 1,155,375 shares held by Tranhold Investment Inc., (c) the 248,850 shares held by Allied Investment Consultation Inc., and (d) the 260,000 shares held by Main Bright Investments Limited., and (ii) shared power to direct the voting of the 1,284,025 shares held by Yanyu Investment Inc.
(10)	Includes (i) the shared power to direct the voting of the 1,284,025 shares held by Yanyu Investment Inc., the voting power of which Mr. Hu shares with 17 other individual owners, and (ii) the power to direct the voting of 14,275 shares from exercised options.
(11)	According to Schedule 13G/A filed on February 14, 2012, SEC Accession No. 0001193125-12-061230, RHJ International SA, Kleinwort Benson Group Limited and Kleinwort Benson Investors Dublin Limited share the power to direct the voting and disposition of 715,306 shares.

III-7

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

During the fiscal year ended December 31, 2011, the Company did not conduct any transactions subject to the disclosure requirements under Item 404(a) of Regulation S-K.

Promoters and Certain Control Persons

The Company did not have any promoters at any time during the past five fiscal years. Except as set forth in the discussion above, none of the Company’s Directors or officers has been involved in any related transactions which are required to be disclosed pursuant to the rules and regulations of the SEC.

Director Independence

The Board of Directors maintains a majority of independent directors who are deemed to be independent under the definition of independence provided by NASDAQ Stock Market Rule 4200(a)(15).

Item 14.	Principal Accountant Fees and Services.

Marcum Bernstein & Pinchuk LLP, formerly Bernstein and Pinchuk LLP, was appointed by the Company to serve as its independent registered public accounting firm for fiscal year 2011. Audit services provided by Marcum Bernstein & Pinchuk LLP for 2011 included the examination of the consolidated financial statements of the Company and services related to periodic filings made with the SEC.

Fees Paid To Independent Registered Public Accounting Firm

Audit Fees

During fiscal year 2011, Marcum Bernstein & Pinchuk LLP’s fees for the annual audit of the Company’s financial statements and the quarterly reviews of the financial statements were $170,000. During fiscal year 2010, Bernstein & Pinchuk LLP’s fees for the annual audit of the financial statements and the quarterly reviews of the financial statements were $155,000.

Audit Related Fees

During fiscal year 2011, the Company has not paid Marcum Bernstein & Pinchuk LLP for audit-related services. During fiscal year 2010, the Company has not paid Bernstein & Pinchuk LLP for audit-related services.

Tax Fees

The Company has not paid Marcum Bernstein & Pinchuk LLP or Bernstein & Pinchuk LLP for tax services in fiscal years 2011 and 2010.

All Other Fees

In fiscal 2011, the Company paid Marcum Bernstein & Pinchuk LLP $2,000 in fees for its work in relation to the Company’s filing of registration statement on Form S-8 and $6,400 for its work in relation to the Company’s filing of registration statement on Form S-3 and amendments, collectively. The Company has not paid Bernstein & Pinchuk LLP for any other services in fiscal 2010.

Audit Committee Pre-Approval Policies

Before Marcum Bernstein & Pinchuk LLP was engaged by the Company to render audit or non-audit services, the engagement was approved by the Company’s audit committee. All services rendered by Marcum Bernstein & Pinchuk LLP have been so approved.

III-8

Item 15.	Exhibits, Financial Statement Schedules.

The following documents are filed herewith:

Exhibit
Number	Document

3(i).1	Articles of Association of the Registrant (1)

3(i).2	Amended and Restated Articles of Association of the Registrant (1)

3(ii).1	Memorandum of Association of the Registrant (1)

3(ii).2	Amended and Restated Memorandum of Association of the Registrant (1)

4.1	Specimen Share Certificate (1)

10.1	Translation of Form of Employment Agreement between Registrant and Executive Officer of the Registrant (1)

10.2	Translation of Exclusive Technical and Consulting Service Agreement for Tranhold (1)

10.3	Translation of Management Fee Payment Agreement for Tranhold (1)

10.4	Translation of Proxy Agreement for Tranhold (1)

10.5	Translation of Equity Interest Pledge Agreement for Tranhold (1)

10.6	Translation of Exclusive Equity Interest Purchase Agreement for Tranhold (1)

10.7	Translation of Exclusive Technical and Consulting Service Agreement for Yanyu (1)

10.8	Translation of Management Fee Payment Agreement for Yanyu (1)

10.9	Translation of Proxy Agreement for Yanyu (1)

10.10	Translation of Equity Interest Pledge Agreement for Yanyu (1)

10.11	Translation of Exclusive Equity Interest Purchase Agreement for Yanyu (1)

10.14	Translation of Operating Agreement for Yanyu (1)

10.15	Translation of Operating Agreement for Tranhold (1)

10.16	2011 Share Incentive Plan (3)

21.1	Subsidiaries of the Registrant (2)

31.1	Certifications pursuant to Rule 13a-14(a) or 15(d)-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (3)

31.2	Certifications pursuant to Rule 13a-14(a) or 15(d)-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (3)

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (4)

32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (4)

101.INS	XBRL Instance Document(4)

101.SCH	XBRL Taxonomy Extension Schema Document(4)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(4)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(4)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document(4)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(4)

(1)	Incorporated by reference to the registrant’s registration statement on Form S-1, File no. 333-158393, filed on April 3, 2009, as amended.
(2)	Incorporated by reference to the registrant’s quarterly report on Form 10-Q, SEC Accession No. 0001144204-11-064756, filed on November 15, 2011.
(3)	Filed herewith.
(4)	Furnished herewith.

III-9

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in Beijing, China, on March 26, 2012.

TRI-TECH HOLDING INC.

March 26, 2012	By:	/s/ WARREN ZHAO
Warren Zhao
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on March 26, 2012.

Signature	Title

/s/ WARREN ZHAO	Joint Chief Executive Officer and Director
Warren Zhao	(Principal Executive Officer)

/s/ PETER DONG	Chief Financial Officer and Director
Peter Dong	(Principal Accounting and Financial Officer)

/s/ GAVIN CHENG	Joint Chief Executive Officer and Director
Gavin Cheng

/s/ PHIL FAN	President and Director
Phil Fan	(Authorized Representative in the United States)

/s/ DA-ZHUANG GUO	Director
Da-Zhuang Guo

/s/ PEIYAO ZHANG	Director
Peiyao Zhang

/s/ PETER ZHUO	Director
Peter Zhuo

/s/ ERIC HANSON	Director
Eric Hanson

/s/ JOHN MCAULIFFE	Director
John McAuliffe

Signature-1

TRI-TECH HOLDING INC. AND SUBSIDIARIES

Financial Statements

For the years ended December 31, 2011 and 2010

TRI-TECH HOLDING INC. AND SUBSIDIARIES

Index to Financial Statements

Page
REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS	F-2 – F-3
CONSOLIDATED BALANCE SHEETS	F-4
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME	F-5
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY	F-6
CONSOLIDATED STATEMENTS OF CASH FLOWS	F-7
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-8 – F-32

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Tri-Tech Holding Inc.

We have audited the accompanying consolidated balance sheet of Tri-Tech Holding, Inc. and Subsidiaries (the “Company”) as of December 31, 2011, and the related consolidated statements of income and comprehensive income, changes in equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company, as of December 31, 2011, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum Bernstein & Pinchuk llp

New York, NY

March 26, 2012

NEW YORK OFFICE • 7 Penn Plaza • Suite 830 • New York, New York 10001 • Phone 646.442.4845 • Fax 646.349.5200 • marcumbp.com

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Tri-Tech Holding Inc.

We have audited the accompanying consolidated balance sheet of Tri-Tech Holding Inc. and Subsidiaries (“the Company”) as of December 31, 2010, and the related consolidated statements of income and comprehensive income, changes in equity, and cash flows for the year ended December 31, 2010. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010, and the results of its operations and its cash flows for the year ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

/s/ Bernstein & Pinchuk LLP

New York, NY

March 28, 2011

TRI-TECH HOLDING INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2011	2010
ASSETS
Current assets
Cash	$11,935,746	$23,394,995
Restricted cash	2,087,920	1,505,617
Accounts receivable, net of allowance for doubtful accounts of $619,062 and $427,020 as of December 31, 2011 and 2010, respectively	19,888,084	18,041,079
Unbilled revenue	7,254,830	3,208,473
Other receivables	2,761,548	1,427,050
Inventories	7,705,752	5,886,619
Deposits on projects	1,212,691	591,505
Prepayments to suppliers and subcontractors	4,908,697	1,311,844
Total current assets	57,755,268	55,367,182
Long-term unbilled revenue	59,298,740	15,936,739
Plant and equipment, net	1,436,838	1,045,150
Construction in progress	4,566,934	—
Intangible assets, net	11,609,662	4,331,261
Long-term restricted cash	2,541,958	203,418
Long-term prepayment on land use right purchasing	—	5,284,854
Goodwill	1,441,278	594,099
Total Assets	$138,650,678	$82,762,703
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$11,401,187	$2,721,643
Notes payable	1,176,197	—
Costs accrual on projects	19,402,047	9,198,420
Advance from customers	1,886,607	1,650,174
Other payables	10,784,132	2,717,502
Accrued liabilities	379,357	294,809
Payable on investment consideration	895,000	—
Income taxes payable	154,519	5,961
Deferred income taxes	358,519	276,658
Short-term bank borrowing	8,010,365	—
Current portion of long-term liabilities	—	14,994
Total current liabilities	54,447,930	16,880,161
Noncurrent deferred income taxes	3,455,823	1,561,476
Total Liabilities	57,903,753	18,441,637
Equity
Tri-Tech Holding Inc. shareholders' equity
Ordinary shares ($0.001 par value, 30,000,000 shares authorized; 8,203,299 and 8,051,833 shares issued as of December 31, 2011 and 2010, respectively)	8,203	8,052
Additional paid-in-capital	48,772,307	47,278,042
Statutory reserves	1,866,994	897,382
Retained earnings	19,682,386	12,563,624
Treasury shares (21,100 shares in treasury as of December 31, 2011 and 2010, respectively)	(193,750)	(193,750)
Accumulated other comprehensive income	4,593,046	1,739,799
Total Tri-Tech Holding Inc. shareholders' equity	74,729,186	62,293,149
Noncontrolling interests	6,017,739	2,027,917
Total shareholders' equity	80,746,925	64,321,066
Total liabilities and equity	$138,650,678	$82,762,703

See notes to consolidated financial statements

TRI-TECH HOLDING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For The Years Ended December 31
	2011	2010
Revenues:
System integration	$82,401,473	$38,821,190
Hardware products	3,460,610	3,202,318
Software products	10,838	1,511,209
Total revenues	85,872,921	43,534,717
Cost of revenues
System integration	61,677,449	26,061,987
Hardware products	2,338,269	2,665,441
Cost of software	1,734	40,316
Total cost of revenues	64,017,452	28,767,744
Gross profit	21,855,469	14,766,973
Operating expenses:
Selling and marketing expenses	2,164,363	1,271,446
General and administrative expenses	8,772,446	4,562,042
Research and development expenses	179,396	279,477
Total operating expenses	11,116,205	6,112,965
Income from operations	10,739,264	8,654,008
Other (expenses) income:
Other income	607,674	7,522
Interest income	284,950	66,091
Interest expense	(695,475)	(3,024)
Tax rebates	—	147,595
Investment loss	(6,985)	—
Fair value change on contingent investment consideration	(200,000)	—
Total other (expenses) income, net	(9,836)	218,184
Income before provision for income taxes	10,729,428	8,872,192
Provision for income taxes	1,958,864	1,424,858
Net income	8,770,564	7,447,334
Less: Net income attributable to non-controlling interests	682,190	370,326
Net income attributable to Tri-Tech Holding Inc. shareholders	$8,088,374	$7,077,008
Other comprehensive income
Foreign currency translation adjustment	3,052,049	1,354,504
Comprehensive income	11,822,613	8,801,838
Less: Comprehensive income attributable to non-controlling interests	880,992	362,128
Comprehensive income attributable to Tri-Tech Holding Inc.	$10,941,621	$8,439,710
Net income attributable to Tri-Tech Holding Inc. shareholders per share:
Basic	$0.99	$1.00
Diluted	$0.98	$0.98
Weighted average number of ordinary shares outstanding:
Basic	8,142,867	7,102,436
Diluted	8,238,291	7,208,969

See notes to consolidated financial statements

TRI-TECH HOLDING INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

							Accumulated
							other		Total
	Ordinary share		Additional	Retained earnings		Treasury	comprehensive	Noncontrolling	shareholders’
	Shares	Amount	paid-in-capital	Statutory reserves	Unrestricted	shares	Income	interests	equity
BALANCE, January 1, 2010	5,255,000	$5,255	$12,942,650	$50,655	$6,333,343	$—	$377,097	$155,831	$19,864,831
Ordinary share issuance	2,626,833	2,627	32,583,615	—	—	—	—	—	32,586,242
Capital injection by minority shareholder	—	—	—	—	—	—	—	1,509,958	1,509,958
Warrants exercised by Aderson & Strudwick Inc.	170,000	170	1,376,830	—	—	—	—	—	1,377,000
Warrants share-based payment to Hawk Associates Inc.	—	—	3,944	—	—	—	—	—	3,944
Share-based compensation on option issued to employees	—	—	371,003	—	—	—	—	—	371,003
Treasury shares	—	—	—	—	—	(193,750)	—	—	(193,750)
Net income	—	—	—	—	7,077,008	—	—	370,326	7,447,334
Transfer to statutory reserve	—	—	—	846,727	(846,727)	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	1,362,702	(8,198)	1,354,504
BALANCE, January 1, 2011	8,051,833	$8,052	$47,278,042	$897,382	$12,563,624	$(193,750)	$1,739,799	$2,027,917	64,321,066
Ordinary share issuance in business combination	57,766	57	429,919	—	—	—	—	—	429,976
Capital injection by minority shareholder	—	—	—	—	—	—	—	3,108,830	3,108,830
Warrants share-based payment to Hawk Associates Inc.	—	—	60,962	—	—	—	—	—	60,962
Share-based compensation on option issued to employees	—	—	371,003	—	—	—	—	—	371,003
Exercise of share-based compensation on option issued to employees	93,700	94	632,381	—	—	—	—	—	632,475
Net income	—	—	—	—	8,088,374	—	—	682,190	8,770,564
Transfer to statutory reserve	—	—	—	969,612	(969,612)	—	—	—	—
Foreign currency translation Adjustment	—	—	—	—	—	—	2,853,247	198,802	3,052,049

BALANCE, December 31, 2011	8,203,299	$8,203	$48,772,307	$1,866,994	$19,682,386	$(193,750)	$4,593,046	$6,017,739	$80,746,925

See notes to consolidated financial statements

TRI-TECH HOLDING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Years Ended December 31,
	2011	2010
Cash flows from operating activities:
Net income before allocation to noncontrolling interests	$8,770,564	$7,447,334
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of option share-based compensation	371,003	371,003
Amortization of warrants share-based payments	60,962	3,944
Depreciation and amortization	773,604	325,256
Provision for doubtful accounts	163,575	205,781
Fair value change on contingent investment consideration	200,000	—
Loss on disposal of plant and equipment	8,645	—
Deferred income taxes	1,423,523	1,067,347
Loss on investment in joint venture	6,985	—
Changes in operating assets and liabilities:
Accounts receivable	(881,733)	(11,864,811)
Unbilled revenue	(45,295,256)	(13,004,198)
Other receivables	(186,440)	(349,691)
Inventories	(1,021,897)	(232,905)
Prepaid expenses	(157,307)	—
Prepayments	(3,225,525)	629,752
Accounts payable	5,877,391	5,087,655
Notes payable	1,147,442	—
Cost accrual on projects	9,484,981	—
Customer deposits	(29,143)	118,217
Billings in excess of revenue	—	(8,725)
Other payables	565,736	(188,788)
Accrued liabilities	104,722	163,659
Taxes payable	204,546	257,629
Net cash used in operating activities	(21,633,622)	(9,971,541)
Cash flows from investing activities:
Restricted cash	(2,785,325)	(41,396)
Payment in business acquisition	(488,000)	(1,447,000)
Payment in investment in joint venture	(6,985)	—
Cash acquired from business acquisition.	829,802	177,292
Cash proceeds from disposal of plant and equipment	4,804	—
Payment to purchase plant and equipment	(268,532)	(621,327)
Payment to purchase intangible assets	(165,279)	(1,149,112)
Addition of construction in progress	(2,319,370)	—
Payment to purchase land use right	—	(5,170,248)
Loan to third-party companies	(1,150,276)	—
Net cash used in investing activities	(6,349,161)	(8,251,791)
Cash flows from financing activities:
Proceeds from exercising options into ordinary shares	454,009	1,377,000
Proceeds from short-term bank borrowing	7,814,533	—
Proceeds from the issuance of ordinary share	—	30,251,442
Capital injection by minority shareholder	1,737,115	1,477,214
Payment of installment of purchasing vehicle	(15,374)	(44,006)
Payment in repurchase treasury shares	—	(193,750)
Proceeds from loan from third-party companies	715,776	—
Proceeds from loan from noncontrolling interest investor	6,446,708	—
Net cash provided by financing activities	17,152,767	32,867,900
Effect of exchange rate fluctuation on cash and cash equivalents	(629,233)	1,578,963
Net (decrease) increase in cash and cash equivalents	(11,459,249)	16,223,531
Cash and cash equivalents, beginning of period	$23,394,995	$7,171,464
Cash and cash equivalents, end of period	$11,935,746	$23,394,995
Supplemental disclosure of cash flow information:
Income taxes paid	$363,486	$200,853
Interest paid on debt	$189,609	$3,024

Supplemental disclosure of noncash investing activity:
Addition in land use right by transferring from long-term prepayment	$5,418,963	$—
Addition in construction in progress by transferring from accounts payable	$2,135,915	$—
Addition in intangible assets by business acquisition with J&Y International Inc.	$1,280,000	$—
Contingent consideration payable on business acquisition with J&Y International Inc.	$(895,000)	$—
Addition in intangible assets by business acquisition with Huaxia Yuanjie Water Technology Co., Ltd	$580,966	$—
Issued 35,974 ordinary shares as one of the consideration in business acquisition with J&Y International Inc.	$277,000	$—
Addition in plant and equipment by business acquisition with Huaxia Yuanjie Water Technology Co., Ltd	$256,278	$—
Issued 21,792 ordinary shares as consideration of purchasing intangible assets	$155,448	$—
Addition in plant and equipment by transferring from construction in progress	$150,864	$—
Issued 260,000 ordinary shares as one of the consideration in business acquisition with Beijing Satellite Science & Technology Co. Ltd.	$—	$2,334,800

See notes to consolidated financial statements

1.	Company Background

Tri-Tech Holding Inc. (“TRIT”), incorporated in the Cayman Islands, through its subsidiaries and contractually-controlled variable interest entities (“VIE”) (collectively the “Company”), provides self-manufactured, proprietary or third-party products, system integration and other services in the following three segments: Water, Wastewater Treatment and Municipal Infrastructure, Water Resource Management System and Engineering Service, and Industrial Pollution Control and Safety.

TRIT currently has eleven subsidiaries, VIEs and joint venture partnership: (1) Tri-Tech International Investment, Inc. (“TTII”), (2) Tri-Tech (Beijing) Co., Ltd. (“TTB”), (3) Beijing Satellite Science & Technology Co. (“BSST”), (4) Tianjin Baoding Environmental Technology Co., Ltd. (“Baoding”), (5) Tranhold Environmental (Beijing) Tech Co., Ltd. (“Tranhold”), (6) Beijing Yanyu Water Tech Co., Ltd. (“Yanyu”), (7) Tri-Tech Infrastructure LLC, a Delaware limited liability company (“TIS”), (8) Ordos Tri-Tech Anguo Investment Co., Ltd. (“TTA”), (9) Beijing Huaxia Yuanjie Water Technology Co., Ltd (“Yuanjie”), (10) Buerjin Tri-Tech Industrial Co. Ltd. (“Buerjin”), and (11) Tri-Tech Infrastructure (India) Pvt., Ltd. (“TII”). The corporate structure is as follow:

Through a series of contractual agreements entered into in 2008 and 2010, the Company is deemed to be the sole indirect interest holder of Tranhold and BSST, and the indirect interest holder of 92.86% equity ownership in Yanyu. According to the provisions of ASC 810, “Consolidation”, Tranhold, Yanyu and BSST are consolidated in the Company’s financial statements. For BSST, the Company also applied the consolidation procedures required by ASC 805 “Business Combinations”.

To expand its technical and geological market profile, on June 9, 2011, the Company acquired the total operating assets of J&Y International Inc. (“J&Y”), inclusive of its technical know-how, design prints, etc. J&Y subsequently became the J&Y Water Division of the Company’s US subsidiary, TIS, according to the terms. J&Y’s business, including design and production of industrial chemical water recovery, desalination plants, domestic and industrial wastewater treatment systems and reverse osmosis filtration systems, are integrated into that of TIS.

On June 18, 2011, TTB entered into an investment agreement with Yuanjie and Yuanjie’s original shareholder to increase the capital investment in Yuanjie. The total investment from TTB was RMB10,990,500, or approximately $1,704,085, and TRIT acquired 51% of control over Yuanjie after increasing its capital investment in Yuanjie.

On August 23, 2011, Buerjin was established for projects in the Xinjiang province, especially in Buerjin County. The registered capital amount is RMB10,000,000, or $1,573,589, and RMB6,000,000, or $937,690, has been paid in. The Company has 80% of control over this newly established subsidiary.

The Company’s principal geographic market is the People’s Republic of China (“PRC”). As PRC laws and regulations prohibit or restrict non-PRC companies to engage in certain government-related businesses, the Company provides its services in the PRC through Tranhold and Yanyu, both Chinese legal entities holding qualifications and permits necessary to conduct government-related services in the PRC. In order to avoid any restrictions that Tranhold or Yanyu might encounter during future business development, the Company concluded that TTII does not have parent-subsidiary relationship with either Tranhold or Yanyu.

By November 28, 2008, the Company had completed two stages of reorganization. The Company first recalled its shares from the original shareholders of Tranhold and Yanyu. These shareholders are major shareholders, directors, executives officers and key employees of the Company. From a legal perspective, Tranhold and Yanyu returned to their status prior to the acquisitions in 2007. Concurrently, on November 28, 2008, the Company signed and executed with Tranhold and Yanyu a series of contractual agreements with a 25-year, renewable term. These contractual agreements require the pledge of the original shareholders’ equity interests and share certificates of the VIEs. At any time during the agreement period, the Company has absolute rights to acquire any portion of the equity interests of those VIEs under no-cost conditions. In addition, the Company has absolute rights to appoint directors and officers of those VIEs and to obtain the profits from those VIEs.

2.	Summary of Significant Accounting Policies

Principles of consolidation and basis of presentation

The consolidated financial information as of December 31, 2011 and 2010 and for the years then ended are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The consolidated financial information should be read in conjunction with the Financial Statements and the notes thereto. All material inter-company transactions and balances have been eliminated in the consolidation.

The accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The preparation of financial statements in conformity with these accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.

The Company compiles its daily financial records in accordance with the generally accepted accounting principles of the PRC (“PRC GAAP”) and converts its financial statements according to the US GAAP when reporting.

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

Restricted Cash

The current restricted cash balance at December 31, 2011 and 2010 was $2,087,920 and $1,505,617, respectively. The long-term restricted cash balance at December 31, 2011 and 2010 was $2,541,958 and $203,418, respectively. For details, refer to Note 5 of consolidated financial statements.

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

Long-term Unbilled Receivables

The Company obtained several Build-Transfer (“BT”) contracts with billing cycles of over three years in recent years. Due to the nature of the BT projects, the related revenue has been discounted and recorded as long-term unbilled receivables and the discount rate is the 3-year nominal interest rate of 5.4%, set by the People’s Bank of China, the PRC’s central bank. For the contract that a specific discount rate is agreed in the contract, that specific rate is applied. These projects are funded by local governments with central government project appropriation, so the Company does not ascribe any collection risk on such projects.

Plant and Equipment

The Company states plant and equipment at cost less accumulated depreciation. The Company computes depreciation using the straight-line method over the estimated useful lives of the assets with a 3%-5% estimated residual value.

Estimated useful lives of the Company’s assets are as follows:

Asset	Useful Life
Buildings and improvements	40-50 years
Transportation equipment	5-10 years
Machinery	10 years
Office equipment	5 years
Furniture	5 years

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

Goodwill

Goodwill represents the excess of the fair value of consideration transferred (plus the fair value of the non-controlling interest, if any) over fair value of the net assets acquired (including recognized intangibles). Goodwill is not amortized; rather, impairment tests are performed at least annually or more frequently if circumstances indicate impairment may have occurred. If impairment exists, goodwill is immediately written down to fair value and the loss is recognized in the consolidated income statements. The Company assesses impairment at period end or whenever events or changes indicate that, more likely than not, the carrying value of goodwill has been impaired. The Company uses the income approach to estimate the fair value of the goodwill. The income approach is based on the long-term projected future cash flows of the operating segments. The Company discounts the estimated cash flows to present value using a weighted-average cost of capital that considers factors such as the timing of the cash flows and the risks inherent in those cash flows. The Company performed its impairment test at the end of 2011 and 2010, and determined that there was no impairment of goodwill as of December 31, 2011 and 2010, respectively.

 Revenue Recognition

The Company’s revenues consist primarily of three categories: (i) System Integration, (ii) Hardware Product Sales, and (iii) Software Product Sales. The Company recognizes revenue when the consideration to be received is fixed or determinable, products delivered, or services rendered, and collectability ensured.

For System Integration, sales contracts are usually structured with fixed price or fixed unit price. The contract periods range from two months to approximately three years in length. The Company recognizes revenue of these contracts following the percentage-of-completion method, measured by different stages of completion in accordance with ASC 605-35, “Construction-Type and Production-Type Contracts”. Only if the actual implementation status meets the established stage will the Company recognize the relevant portion of the revenue. There are four major stages for the System Integration revenue recognition: (a) the completion of project design, (b) the delivery of products, (c) the completion of debugging, and (d) inspection and acceptance. For BT projects, such as the Ordos drinking water plant project, the Company recognizes the project revenue using the man-power hours as the measurement for percentage of completion.

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

Provided unapproved change orders or claims occur in the future, in accounting for contracts, we follow Paragraphs 30 and 31 of ASC 605-35-25, “Construction-Type and Production-Type Contracts”. The Company recognizes revenue from unapproved change orders or claims only to the extent that contract costs relating to the unapproved change orders or claims have been incurred, and only if it is probable that such unapproved change orders or claims will result in additional contract revenue and the amount of such additional revenue can be reliably estimated. Until today, no unapproved change order has been experienced in the ordinary business operation.

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

The Company records revenue in excess of billings as “unbilled revenue”. For revenues accounted for under this account, we expect the amounts to be collected within one year. For those with a collection period longer than one year, we classify them under “Long-term unbilled revenue” on the consolidated balance sheets.

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

The Chinese subsidiaries of TRIT maintain their financial records in RMB. The value of the assets and liabilities were converted with the exchange rate on the balance sheet date; and their revenue and expenses with a weighted average exchange rate for the reporting period. The Company reflects translation adjustments as “Accumulated other comprehensive income (loss)” in shareholders’ equity.

Transaction gains and losses that arise from exchange rate fluctuations on transactions in a currency other than the functional currency are recognized as foreign currency transaction gain or loss in the result of operations as incurred.

Translation adjustments amounted to $4,593,046 and $1,739,799 as of December 31, 2011 and 2010, respectively. The Company translated balance sheet amounts with the exception of equity at December 31, 2011 at RMB6.3009 to US$1.00 as compared to RMB6.6227 to US$1.00 at December 31, 2010. The Company stated equity accounts at their historical rate. The average translation rates applied to income statement accounts for the years ended December 31, 2011 and 2010 were RMB6.4588 and RMB6.7695 to US$1.00, respectively.

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

The Company adopted Financial Accounting Standards Board (“FASB”) accounting standard codification 740 (ASC 740), as of January 1, 2007. The Company recognizes a tax position as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that the Company believes is more than 50% likely to be realized on examination. For tax positions not meeting the “more likely than not” test, the Company does not record it as a tax benefit. The Company also adopts ASC 740 guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. It had no effect on the Company’s financial statements as of December 31, 2011 and 2010. The Company did not have any significant unrecognized uncertain tax positions as of December 31, 2011 and 2010.

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

Share-based Compensation

The Company adopted the fair value recognition provisions of ASC 718, “Compensation—Stock Compensation” and ASC 505-50, “Equity-Based Payments to Non-Employees”.

The Company recognizes compensation expense for all share-based payment awards made to the employees and directors. The fair value of share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of share-based awards at the grant date requires considerable judgment, including estimating expected volatility, expected term and risk-free rate. The expected term is based upon the period of time for which the share option is expected to be outstanding. The expected volatility of the share options is based upon the historical volatility of our share share price. The risk-free interest rate assumption is based upon China international bond rates for a comparable period. If factors change and we employ different assumptions, share-based compensation expense may differ significantly from what we have recorded in the past.

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

The Company has granted 525,500 options to our key employees and 185,000 warrants to the placement agent in our IPO and to our investor relations consultant, all of which are included when calculating the diluted earnings per share. As of December 31, 2011, 170,000 warrants had been exercised at a price equal to $8.10 per share.

During the first financing after IPO, the Company has also agreed to issue the underwriters a warrant to purchase a number of ordinary shares equal to an aggregate of 10% of the ordinary shares sold in the offering, excluding over-allotments. The warrants will have an exercise price equal to 145% of the offering price. Accordingly, in April 2010, the Company issued 214,275 warrants with exercise price per share of $20.30. These warrants have anti-dilutive effect due to the fact that the weighted average exercise price per share of these warrants is higher than the weighted average market price per share of ordinary share during the years ended December 31, 2011 and 2010.

The Company has repurchased aggregation of 21,100 ordinary shares during the year ended December 31, 2010.

Comprehensive Income

Comprehensive income includes all changes in equity except those resulting from investments by owners and distributions to owners. The Company has chosen to report comprehensive income in the statements of income and comprehensive income.

Financial Instruments

The Company carries financial instruments, which consists of cash and cash equivalents, accounts receivable, accounts payable, short-term bank borrowings and other payables at cost, which approximates fair value due to the short-term nature of these instruments. The Company does not use derivative instruments to manage risks.

Segments

The Company identifies segments by reference to its internal organization structure and the factors that management uses to make operating decisions and assess performance.

Recently Issued Accounting Pronouncements

In December 2011, The FASB issued Accounting Standards Update 2011-12 (ASU 2011-12), Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05. ASU 2011-12 defers the requirement that companies present reclassification adjustments for each component of AOCI in both net income and OCI on the face of the financial statements. All other requirements in ASU No. 2011-05 are not affected by ASU No. 2011-12, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. The adoption of this standard is not expected to have a material impact on the Company’s (consolidated) financial position and results of operations。

The FASB has issued Accounting Standards Update (ASU) No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. The amendments to the FASB Accounting Standards Codification (Codification) in this ASU require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. Coinciding with the release of ASU No. 2011-11, the IASB has issued Disclosures - Offsetting Financial Assets and Financial Liabilities (Amendments to IFRS 7). This amendment requires disclosures about the offsetting of financial assets and financial liabilities common to those in ASU No. 2011-11. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The adoption of this standard is not expected to have a material impact on the Company’s (consolidated) financial position and results of operations.

In September 2011, the FASB issued Accounting Standards Update No. 2011-08, Intangibles—Goodwill and Other (Topic 350)—Testing Goodwill for Impairment (ASU 2011-08), to simplify how entities test goodwill for impairment. ASU 2011-08 allows entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If a greater than 50 percent likelihood exists that the fair value is less than the carrying amount then a two-step goodwill impairment test as described in Topic 350 must be performed. The guidance provided by this update becomes effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this standard is not expected to have a material impact on the Company’s (consolidated) financial position and results of operations.

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This guidance improves the comparability, consistency and transparency of financial reporting and increases the prominence of items reported in other comprehensive income. The guidance provided by this update becomes effective for annual periods beginning on or after December 15. The adoption of this standard is not expected to have a material impact on the Company’s (consolidated) financial position and results of operations.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820). This updated accounting guidance establishes common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with US GAAP and International Financial Reporting Standards (IFRS). This guidance includes amendments that clarify the intent about the application of existing fair value measurements and disclosures, while other amendments change a principle or requirement for fair value measurements or disclosures. This guidance is effective for interim and annual periods beginning after December 15, 2011. The adoption of this standard is not expected to have a material impact on the Company’s (consolidated) financial position and results of operations.

The FASB has issued ASU 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. This amendment affects any public entity as defined by Topic 805, Business Combinations that enters into business combinations that are material on an individual or aggregate basis. The comparative financial statements should present and disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The adoption of this standard is not expected to have any impact on the Company’s (consolidated) financial position and results of operations.

3.	Business Combinations

J&Y International Inc.

To expand its technical and geological market profile, on June 9, 2011, the Company acquired the total operating assets of J&Y International Inc. (“J&Y”), a water treatment company based in Wisconsin, USA, inclusive of its technology know-how, design prints, etc. The total purchase price was estimated to be $1,500,000 in the form of cash and ordinary shares as of the acquisition date, of which $488,000 payment in cash and 35,974 ordinary shares, at the price on the trading day prior to the closing at $7.61 per share with a total amount of $277,000, should be paid and issued at closing. The remaining payment of $735,000 subject to adjustment was deferred and paid by the issuance of ordinary shares, including:

1)    $200,000 payable upon a specific contract granted. In November 2011, the Company earned the specific contract. By the date of issuing financial statements, the $200,000 payable has not been paid yet. The Company plans to pay the amount in the first quarter of year 2012.

2)    $200,000 payable upon a specific contract completion and receipt of payment excluding retainer. The contract is expected to complete by the end of year 2012.

3)    In the event the specific contract is not granted, the shares in 1) and 2) shall not be issued;

4)    $335,000 payable based on the specific threshold of performance EBITDA generated in connection with a specific contract. By the date of issuing financial statements, the amount was not paid. The amount will be subject to the performance EBITDA.

5)    If the seller sells the issued shares at a price less than $7.61 within one calendar year after the expiration of the restriction period, the Company shall pay the seller shortfall in cash as the make good amount.

The above contingent consideration was classified as a liability as of June 9, 2011, the closing date. The fair value of the contingent consideration as of June 9, 2011 and December 31, 2011 was estimated at $695,000 and $895,000 pursuant to the official appraisal reports from an assessment agency.

As a result of this acquisition, all of J&Y’s original business unit was transferred to the Company, and J&Y was deregistered. The original shareholder of J&Y became an employee of the Company. The Company managed J&Y’s original business in the U.S. market. Thus, the Company will benefit from J&Y’s customer relationship, technological know-how and the potential profit earning ability, which is also the purpose of the transaction. This acquisition was accounted for as a business combination in accordance with ASC Topic 805.

The customer relationship and the know-how generated from the J&Y acquisition was appraised and the value was estimated to be $590,000 and $690,000, respectively. The estimated useful life for the customer relationship and the know-how was 5 years and 10 years, respectively. Management expects to realize synergies from combining the operations of the Company and J&Y. None of the goodwill recognized is expected to be deductible for income tax purposes. All of the goodwill was assigned to segment 3, industrial pollution control and safety.

The fair values of the assets acquired recognized at the acquisition date of June 9, 2011:

Fair Value
as of June 09, 2011
Customer relationship	$590,000
Know-how	690,000
Deferred tax liabilities	(369,250)
Total identifiable net assets	$910,750

The following table represents the consideration allocation based on estimated fair value at June 9, 2011:

Total identifiable net assets	$910,750
Goodwill	549,250
Total consideration	$1,460,000

On June 30, 2011, customer relationship and know-how was reported at $570,000 and $700,000 according to the management’s best estimate because the fair value assessment by an independent third party has not been completed. Upon finalizing the valuation procedures, fair value of customer relationship increased by $20,000 and that of know-how decreased by $10,000. That adjustment is measured as the fair value adjustment at the acquisition date less the additional depreciation that would have been recognized had the asset’s fair value at the acquisition date been recognized from that date. The fair value of customer relationship and know-how has now been retrospectively adjusted to represent the fair value of the item of these intangible assets.

The amounts of J&Y’s revenue and earnings for the year ended December 31, 2011, and the revenue and earnings of the combined entity had the acquisition date been January 1, 2011, or January 1, 2010, are as follow. The unaudited pro forma financial information presents the result of operation of the Company as if the acquisition of J&Y had occurred as of January 1, 2011. The result includes the impact of preliminary fair value adjustment on intangible assets and the related adjustments on deferred taxes. The unaudited pro forma financial information is not necessarily indicative of what the Company’s consolidated results of operations would actually have been had it completed the acquisition on January 1, 2011. In addition, the unaudited pro forma financial information does not attempt to project the future operation results of the combined entity.

	Revenue	Earnings
Actual amount from June 9 to December 31, 2011 generated from assets purchased from J&Y ( Unaudited )	$—	$—
Supplemental pro forma from January 1 – December 31, 2011 (Unaudited)	$85,907,121	8,721,924
Supplemental pro forma from January 1 – December 31, 2010 (Unaudited)	$45,193,278	$7,447,936

Supplemental pro forma in revenue:

Revenue	J&Y	TRIT Group	Elimination	Combined
January 1, 2011–December 31, 2011 (Unaudited)	$34,200	$85,872,921	$—	$85,907,121
January 1, 2010–December 31, 2010 (Unaudited)	$1,658,561	$43,534,717	$—	$45,193,278

Supplemental pro forma in earnings:

Earnings	J&Y	TRIT Group	Elimination	Combined
January 1, 2011–December 31, 2011 (Unaudited)	$(48,640)	$8,770,564	$—	$8,721,924
January 1, 2010–December 31, 2010 (Unaudited)	$602	$7,447,334	$—	$7,447,936

Huaxia Yuanjie Water Technology Co, Ltd

TTB entered into an investment agreement on June 18, 2011 with Yuanjie and Yuanjie’s original shareholder to increase the capital investment in Yuanjie. The total investment was RMB10,990,500, or $1,704,085, among which RMB10,000,500, or $1,550,585, was in cash, and the remaining RMB990,000, or $153,500, were intangible assets. These intangible assets were purchased from an officer/director of Yuanjie with the issuance of the TRIT shares.

According to the agreement, the investment from TTB was divided into two phases:

1. Cash of RMB5,000,000, or $775,254, was agreed to be paid within five days after the investment contract was executed. The amount was paid in full on July 12, 2011.

2. Cash of RMB5,000,500, or $775,331, and intangible assets of RMB990,000, or $153,500, were scheduled to be paid three months after the first payment, on October 12, 2011, subject to any undisclosed potential liability adjustments. The total amounts were paid on December 5, 2011.

After the above capital investment, the total registered capital for Yuanjie was RMB21,550,000, or $3,391,084, out of which RMB10,990,500, or $1,704,085, representing 51% of the total investment, was invested by TRIT. According to the article of association, shareholder resolutions will be effective if a simple majority over 50% is reached. The article of association was effective from July 22, 2011. Therefore, Yuanjie was considered as a subsidiary of TRIT as of that day. This transaction was accounted for as a business combination.

After all the consideration injection, the fair value of Yuanjie's identifiable net asset was:

Cash and cash equivalents	$819,406
Intangible assets, net	727,188
Plant and equipment, net	253,067
Other assets	1,505,216
Deferred tax liabilities	(30,093)
Other liabilities	(517,615)
Total identifiable net assets	$2,757,169

The following table represents the consideration allocation based on fair value on July 22, 2011:

Total identifiable net assets attributed to TRIT	$1,406,156
Noncontrolling interest	1,351,013
Goodwill	297,929
Total consideration from WOFE and noncontrolling shareholder	$3,055,098

The unaudited pro forma financial information shown below does not attempt to project the future results of operations of the combined entity.

	Revenue	Earnings
Actual amount from July 22 to December 31, 2011 generated from Yuanjie (Unaudited)	$796,818	58,714
Supplemental pro forma from January 1 – December 31, 2011 (Unaudited)	$86,554,225	8,777,879
Supplemental pro forma from January 1 – December 31, 2010 (Unaudited)	$44,670,385	7,463,545

Supplemental pro forma in revenue:

Revenue	Yuanjie	TRIT Group	Elimination	Combined
January 1, 2011–December 31, 2011 (Unaudited)	$1,478,122	$85,076,103	$—	$86,554,225
January 1, 2010–December 31, 2010 (Unaudited)	$1,135,668	$43,534,717	$—	$44,670,385

Supplemental pro forma in earnings:

Earnings	Yuanjie	TRIT Group	Elimination	Combined
January 1, 2011–December 31, 2011 (Unaudited)	$66,029	$8,711,850	$—	$8,777,879
January 1, 2010–December 31, 2010 (Unaudited)	$16,211	$7,447,334	$—	$7,463,545

A reconciliation of the carrying amount of goodwill is as shown below:

Carrying amount of goodwill
January 1, 2011	$594,099
Goodwill from J&Y acquisition	549,250
Goodwill from Yuanjie acquisition	297,929
December 31, 2011	$1,441,278

4.	Variable Interest Entities

VIEs are entities that have either a total equity investment that is insufficient to permit the entity to finance its activities without additional subordinated financial support, or whose equity investors lack the characteristics of a controlling financial interest, such as through voting rights, right to receive the expected residual returns of the entity or obligation to absorb the expected losses of the entity. The variable interest holder, if any, that has a controlling financial interest in a VIE is deemed to be the primary beneficiary and must consolidate the VIE. TRIT is deemed to have a controlling financial interest and be the primary beneficiary of the entities mentioned in Note 1 above, because it has both of the following characteristics:

1. power to direct activities of a VIE that most significantly impact the entity’s economic performance, and

2. obligation to absorb losses of the entity that could potentially be significant to the VIE or right to receive benefits from the entity that could potentially be significant to the VIE.

TRIT’s VIEs include: Tranhold, Yanyu and BSST. TRIT is involved in each VIE and understands the purpose and design of these entities. It also performs a significant role in these entities’ ongoing business. It is obligated to absorb losses of the VIE entities as well as benefit from them. Therefore, the VIEs are consolidated in the Company’s 2011 and 2010 consolidated financial statements. These VIEs are continually monitored by the Company to determine if any events have occurred that could cause its primary beneficiary status to change.

On July 26, 2010, the Company signed and executed with BSST a series of contractual agreements with a 25-year, renewable term. These contractual agreements require the pledge of the original shareholders’ equity interests and share certificates of the VIEs. At any time during the agreement period, the Company has absolute rights to acquire any portion of the equity interests of those VIEs under no-cost conditions. On August 6, 2010, the effective date of the agreements, the Company became the primary beneficiary of BSST. At the same time, the Company paid the consideration of $3.8 million, including $1,447,000 in cash and 260,000 in the Company’s ordinary shares at the market value of $8.98 per share in the amount of $2,334,800. The Company will expand its market in the petrochemical industries through BSST since it is a consulting, engineering, design, system integration and project management services company specializing in the fields of control and instrument automation, safety and emergency response for the oil, gas and petrochemical industries.

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

Equity Interest Pledge Agreement — TTB and the shareholders of each of Tranhold, BSST and Yanyu, (other than the SOE Shareholder of Yanyu) have entered in Equity Interest Pledge Agreements, pursuant to which each such shareholder pledges all of his shares of Tranhold, Yanyu or BSST, as appropriate, to TTB. If Tranhold, Yanyu or BBST or any of its respective shareholders (other than the SOE Shareholder of Yanyu) breaches its respective contractual obligations, TTB, as pledgee, will be entitled to certain rights, including the right to foreclose on the pledged equity interests. Such Tranhold, BSST and Yanyu shareholders have agreed not to dispose of the pledged equity interests or take any actions that would prejudice TTB’s interest. According to this agreement, TTB has absolute rights to obtain any and full dividends related to the equity interest pledged during the term of the pledge.

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

The Company reports VIEs’ portion of consolidated net income and shareholders’ equity as noncontrolling interests in the consolidated financial statements.

The total assets and liabilities of our consolidated VIEs as of December 31, 2011 and 2010 are shown as below, which exclude intercompany balances that are eliminated among the VIEs.

	December 31,	December 31,
	2011	2010
ASSETS
Current assets
Cash	$4,414,701	$4,260,513
Restricted cash	1,192,134	1,273,183
Accounts receivable, net	19,310,636	12,462,880
Unbilled revenue	4,361,317	2,991,802
Other receivables	8,790,816	595,611
Inventories	5,950,510	5,672,929
Deposits on projects	983,013	440,510
Prepayments to suppliers and subcontractors	1,387,119	740,804
Total current assets	46,390,246	28,438,232
Long-term unbilled revenue	2,154,667	3,488,771
Plant and equipment, net	511,160	551,055
Intangible assets, net	4,138,012	4,331,261
Long-term investment	5,855,566	—
Long-term restricted cash	26,834	203,418
Total Assets	$59,076,485	$37,012,737
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	1,394,883	2,445,949
Notes payable	1,176,197
Costs accrual on projects	8,104,579	4,152,351
Customer deposits	1,920,597	1,408,299
Other payables	19,944,048	1,260,389
Accrued liabilities	—	47,242
Income taxes payable	10,096	15,883
Deferred income taxes	328,419	209,095
Short-term bank borrowing	2,296,895	—
Current portion of long-term liabilities	—	14,994
Total current liabilities	35,175,714	9,554,202
Total Liabilities	$35,175,714	$9,554,202

For the year ended December 31, 2011, the financial performance of the VIEs reported in the consolidated statements of income and comprehensive income includes sales of approximately US$62,537,400, cost of sales of approximately US$54,654,896, operating expenses of approximately US$7,325,526 and net income of approximately US$385,755.

5.	Restricted Cash

As of December 31, 2011, the Company has made deposits several times totaling $4,629,878 as collateral in exchange of the issuance of letters of credit. Among these letters of credit, a total of $2,087,920 is with expiration dates within the next 12 months. The remaining balance of $2,541,958 is to expire in 2013, which is classified under long-term restricted cash.

6.	Accounts Receivable, Net

Based on the Company’s assessment, management believes the net balance on each balance sheet date herein was collectable. The gross balance and bad debt provision as at December 31, 2011 and 2010 are as the following:

	December 31,	December 31,
	2011	2010
Accounts receivable, gross	$20,507,146	$18,468,099
Less bad debt provision	(619,062)	(427,020)
Accounts receivable, net	$19,888,084	$18,041,079

The following analysis details the changes in the Company’s allowances for doubtful accounts:

	December 31, 2011	December 31, 2010
Balance at beginning of the year	$427,020	$56,491
Increase in allowances during the year	192,321	382,497
Write-offs during the year	(279)	(11,968)
Balance at the end of the year	$619,062	$427,020

7.	Other Receivables

Other receivables consisted of the following:

	December 31,	December 31,
	2011	2010
Advances to staff	$772,770	$198,604
Loan to third-party companies	1,207,119	—
Rental Deposit	186,710	172,096
Receivables regarding Ordos Project	—	388,059
Other	594,949	668,291
Total	$2,761,548	$1,427,050

Advances to staff were mainly for staff with long term assignment overseas for sales and project related work.

Loans to third-party companies were made to business partners for working capital purpose. $500,000 is for short-term of six months with 6% annualized interest rate, $476,122 is for one year with annualized interest rate of 12%, and the remaining $230,997 is for six months with annualized interest rate of 12%.

8.	Inventories

Inventories consisted of the following:

	December 31, 2011	December 31, 2010
Raw materials	$1,835,715	$1,136,981
Finished goods	589,887	557,694
Project work-in-progress	5,280,150	4,191,944
Total	$7,705,752	$5,886,619

The Company reviews its inventory periodically for possible obsolete goods and to determine if any reserves are necessary for potential obsolescence. As of December 31, 2011 and 2010, the Company determined that no reserves were necessary.

9.	Deposits on Projects

Deposits on Projects consisted of the following:

	December 31, 2011	December 31, 2010
Current:
Contract deposit	$659,568	$386,000
Bidding deposit	553,123	205,505
Totals	$1,212,691	$591,505

Contract deposits are paid to customers for the promise that the service or products will be properly and timely provided. Bidding deposits are paid as a deposit for involving in the bidding process. All of the deposits will be utilized within one year.

10.	Plant and Equipment, Net

Plant and equipment consist of the following:

	December 31, 2011	December 31, 2010
Transportation equipment	$857,812	$751,240
Office equipment	435,952	384,439
Furniture	402,842	386,728
Buildings	271,515	—
Machinery and equipment	137,217	—
Total plant and equipment	2,105,338	1,522,407
Less accumulated depreciation	(668,500)	(477,257)
Plant and equipment, net	$1,436,838	$1,045,150

 The depreciation expense for the years ended December 31, 2011 and 2010 amounted to $145,779 and $137,258, respectively.

11.	Construction in Progress

The construction in progress account captures the balance of construction in progress for the Company’s Baoding research, development and production base in Baodi, Tianjin area. Baoding focuses on technology development, software development, pilot testing, manufacturing and pre-installation/pre-assembly preparation of its proprietary products. The construction of the Baoding research, development and production facility officially started in June 2011. As of December 31 2011, the construction in progress of the Baoding facility totaled at $4,566,934.

12.	Intangible Assets, Net

Intangible assets mainly consist of patents, software, customer lists, land use right and know-how. The patents were invested as capital contribution by the shareholders of Tranhold and Yanyu, and were recorded at the appraisal value as stipulated by the local regulatory authority. According to ASC 845-10-S99, transfers of nonmonetary assets to a company by its promoters or shareholders in exchange for shares prior to or at the time of the company’s initial public offering normally should be recorded at the transferors’ historical cost basis determined under US GAAP. The net book value of the patents invested by the majority shareholders of Yanyu was $499,083 as of December 31, 2011, which only accounted for 0.4% of its total assets as of December 31, 2011. Therefore, the effect from the inclusion of the contributed patents at its fair value instead of historical cost was immaterial. Software was purchased from third parties at the acquisition cost.

All the intangible assets have definite lives, and are amortized on a straight-line basis over their expected useful economic lives. The original costs and accumulated amortization as of December 31, 2011 and 2010 are as follows:

	December 31,	December 31,
	2011	2010
Patents	$2,021,375	$1,773,670
Software	2,878,954	2,739,064
Customer list	1,280,378	656,832
Land use right	5,724,181	—
Know-how	1,218,496	—
Contract backlog	58,722	—
Total intangible assets	13,182,106	5,169,566
Less accumulated amortization	(1,572,444)	(838,305)
Intangible assets, net	$11,609,662	$4,331,261

In November 2010, $5,284,854 was paid for a land use right, the amount of which was recorded as long-term prepayment on land use right purchased as of December 31, 2010. On January 18, 2011, the land use right was transferred and accepted by the Company, and the amount started to be included in intangible assets. The amortization of the land use right for 50 years started in January 2011.

The amortization expense for the years ended December 31, 2011 and 2010 amounted to $627,825 and $187,998, respectively.

The amortization expense for the five-year period starting from December 31, 2011 is expected to be as follows:

For the Years Ended December 31,	Amount
2012	$853,938
2013	819,684
2014	819,684
2015	819,684
2016	612,775
Thereafter	7,683,897
Total	$11,609,662

13.	Investment in Joint Venture

On October 18, 2011, TIS entered into an agreement to establish a joint venture, Tri-Tech Infrastructure (India), Pvt. Ltd., with Allied Energy Systems Pvt. Ltd., for the purpose of market development in India.

On October 19, 2011, the capital injection in the amount of India National Rupee (“INR”) 300,000, or US$6,985, was made to the joint venture. Total registered capital of the joint venture is INR1,000,000, or $20,833. TIS takes up 30% of the ownership. Equity method is adopted for the long-term investment.

For the year ended December 31, 2011, net loss for the India joint venture was INR3,385,463, or $66,017. TIS should bear the net loss of INR1,015,639, or $19,805. Since the net loss is more than the long-term investment, only $6,985 was offset and the remaining loss of $12,820 will be net-off against earnings in the future.

14.	Accounts Payable and Costs Accrual on Projects

This account contains the accounts payable to suppliers and accruals of costs incurred in the projects in accordance with the percentage of completion method.

Accounts payable and project accruals based on progress consisted of the following:

	December 31, 2011	December 31, 2010
Accounts payable	$11,401,187	$2,721,643
Costs accrual on projects	19,402,047	9,198,420
Total	$30,803,234	$11,920,063

Of the total accounts payable, 38%, or $4,379,115, was related to the Ordos projects, and 21%, or $2,344,086, was related to building new factories and warehouses in Tianjin. The remaining balance was for various other on-going projects.

Of the total costs accrual on projects, 38%, or $7,383,278, was related to the Ordos projects, which was also the main reason for the increase of the ending balance. The remaining balance was for various other on-going projects.

15.	Other Payables

Other payables consisted of non-project related payables and other tax payables as shown below:

	December 31, 2011	December 31, 2010
Loan from third-party companies	$972,196	$206,436
Loan from noncontrolling interest investor	6,557,548	—
Others	187,038	117,874
Non-project related payables	7,716,782	324,310

Value-added tax payable	1,367,517	1,979,499
Business tax payable	1,228,441	350,475
Individual income tax payable	13,871	22,891
Others	457,521	40,327
Other taxes payable	3,067,350	2,393,192

Total Other Payables	$10,784,132	$2,717,502

Of the loan from third-party companies, $738,061 was with interest of 1.0% per month and due before the end of 2012. The accrued interest expense was $5,376 for the year ended December 31, 2011. The remaining $228,759 was non-interest bearing, and will due before the end of 2012.

Of the non-project-related payables, $6,062,626 was principal amount for short-term loan from the minority interest investor from TTA, with interest of 1.5% per month due on June 30, 2012. The accrued interest expense was $494,922 for the year ended December 31, 2011. The purpose of this short-term loan was mainly to reduce temporary operational cash pressure.

16.	Short-term Bank Borrowings

The below table presents the short-term bank borrowing interest rates and the amount borrowed as of December 31, 2011 and 2010. All of the bank borrowings will mature by the end of 2012.

			As of December 31,
			2011	2010
Bank Name	Interest rate	Terms
Citic Bank	8.528%	09/27/2011 - 09/27/2012	$4,761,225	$—
Bank of Hangzhou	7.872%	11/30/2011 - 11/29/2012	952,245	—
Bank of Hangzhou	Basic loan rate issued by PBOC and broke surface 10% every quarter	07/27/2011 - 07/26/2012	789,174	—
Bank of Hangzhou	Basic loan rate issued by PBOC and broke surface 10% every quarter	06/27/2011 - 06/26/2012	952,245	—
Bank of Hangzhou	Basic loan rate issued by PBOC and broke surface 10% every quarter	04/15/2011 - 04/14/2012	555,476	—
Total short-term bank borrowings			$8,010,365	$—

17.	Income Taxes

We are subject to income taxes on the entity level for income arising in or derived from the tax jurisdictions in which each entity is domiciled. According to the New Enterprise Income Tax Law (“NEITL”) in China, unified Enterprise Income Tax rate is 25%. However, five of our eight subsidiaries and VIEs in China are subject to certain favorable tax policies as high-tech companies. The effective income tax rate for the year ended December 31, 2011 was 18%.

The Company has not recorded tax provision for U.S. tax purposes as it has no assessable profits arising in or derived from the United States and intends to reinvest accumulated earnings in its PRC operations.

The applicable statutory tax rates for our subsidiaries and VIEs in the PRC are as follows:

	For The Years Ended December 31,
	2011	2010
	%	%
TTB (effective until the end of 2011)	7.5	7.5
BSST	15	15
Yanyu	15	25
Tranhold	25	25
TTA	25	25
Baoding	15	25
Yuanjie	15	—
Buerjin	25	—
Consolidated Effective Income Tax Rate	18	16

The provision for income tax expense (benefit) from operations consists of the following:

	For The Years Ended December 31,
	2011	2010
Current:
PRC	$502,541	$206,403
Deferred:
PRC	1,456,323	1,218,455
Total income tax expense	$1,958,864	$1,424,858

Significant components of the Company’s deferred tax liabilities are as follows:

	December 31, 2011	December 31, 2010
Current:
Deferred tax liabilities:
Revenue recognition based on percentage of completion	358,519	276,658
Total net deferred tax liabilities	$358,519	$276,658
Long-term:
Deferred tax liabilities:
Revenue recognition based on percentage of completion	2,930,427	1,374,181
Intangible assets valuation in business combination	525,396	187,295
Total net deferred tax liabilities	$3,455,823	$1,561,476

Income tax reconciliation for the years ended December 31, 2011 and 2010 are as follows:

	For The Years Ended
	2011	2010
PRC statutory tax rate	25%	25%
Taxable income	$10,729,428	$8,872,192
Computed expected income tax expense	2,682,357	2,218,048
Effect of preferential tax rates	(723,493)	(793,190)
Income tax expense	$1,958,864	$1,424,858

18.	Ordinary Shares

At the beginning of 2011, the number of the Company’s outstanding ordinary shares was 8,030,733.

On March 8, 2011, 93,700 options were exercised at a price of $6.75 per share.

In June 2011, 35,974 shares were issued at $7.61 per share with a total amount of $277,000 as part of the consideration in business combination.

In June 2011, 21,792 shares were issued at $7.02 per share with a total amount of $152,980 as part of the consideration for purchasing intangible assets.

By December 31, 2011, the total number of the Company’s outstanding ordinary shares was 8,182,199.

As of December 31, 2011 and 2010, the number of the Company’s treasury stock was 21,100 and 21,100, respectively.

19.	Warrants

As of December 31, 2011 and 2010, the Company has 229,274 and 221,774 warrants outstanding for ordinary shares. None of these warrants were exercised by December 31, 2011. During the years ended December 31, 2011 and 2010, the Company recorded warrants expenses as general and administrative expenses of $60,962 and $3,944, respectively.

On February 21, 2011, the Company issued 7,500 warrants to Hawk Associates Inc. in exchange for its investors relation services to be provided during 2011. These warrants can be exercised at a price of $8.10 per share on the base date and will expire on the fifth anniversary of the base date. The fair value of each warrant awarded is $8.09, which was estimated on the grant date using Black-Scholes model based on the items noted in the following table.

Fair value per share (USD/share)	13.23
Exercise price (USD/share)	8.10
Risk free rate	2.04%
Dividend yield	0.00%
Expected term/Contractual Life (No. of Yrs)	5.0
Expected volatility	54%

20.	Options Issued to Employees

TRIT’s 2009 Share Incentive Plan approved by its shareholders permits the Company to offer up to 525,500 shares, options and other securities to its employees and directors. On September 9, 2009, TRIT granted 525,500 share options with an exercise price equal to $6.75 to its senior management and employees. The options will vest on a schedule spanning 5 years contingent upon continuous service and will have 10-year contractual terms from September 9, 2009. The options will vest over five years at a rate of 20% per year, with the first 20% vesting on September 9, 2010. Certain options provide for accelerated vesting upon a change in control (as defined in the employee share option plan).

The fair value of options on the grant-date of September 9, 2009 was $3.53 per share, which was estimated by using the Black-Scholes Model. The total fair value of the options was $1,855,015. 210,200 and 105,100 options were vested as of December 31, 2011 and 2010, respectively. 93,700 and 0 options were exercised as of December 31, 2011 and 2010, respectively. 5,400 and 0 options were forfeited during the years ended December 31, 2011 and 2010, respectively.

The Company recognized compensation cost for awards with graded vesting on a straight-line basis over the requisite service period for the entire award. The total option compensation expense recognized were $371,003 for both years ended December 31, 2011 and 2010. Another $979,089 will be recognized as general and administrative expense over the 982 days thereafter.

The following table summarizes the outstanding options, related weighted average fair value and life information as of December 31, 2011.

	Options Outstanding			Options Exercisable
Exercise Price Per Share	Number outstanding as of December 31,2011	Fair Value	Remaining Life (Years)	Number Exercisable as of December 31,2011	Exercise Price
$6.75	426,400	$3.53	2.69	116,500	$6.75

A summary of option activity under the employee share option plan as of December 31, 2011 and changes during the year then ended is presented below:

Options	Number of shares	Remaining Life(Years)	Aggregated Intrinsic Value
Outstanding as of January 1, 2011	525,500	$3.69	$2,107,255
Granted during the year	—
Exercised during the year	(93,700)
Forfeited during the year	(5,400)
Outstanding as of December 31, 2011	426,400	$2.69	$—

A summary of unvested options under the employee share option plan as of December 31, 2011 and changes during the year then ended is presented below:

Options	Number of Shares	Fair Value
Unvested as of January 1, 2011	420,400	$3.53
Granted during the year	—
Vested during the year	(105,100)
Forfeited during the year	(5,400)
Unvested as of December 31, 2011	309,900	$3.53
Expected to vest thereafter	309,900	$3.53

21.	Net Income per Ordinary Share

The following table presents a reconciliation of basic and diluted net income per share:

	For The Years Ended December 31,
	2011	2010
Net income attributable to TRIT	$8,088,374	$7,077,008
Weighted-average shares of ordinary share used to compute basic net income per share	8,142,867	7,102,436
Effect of dilutive ordinary share equivalents:
Dilutive effect of warrants	—	2,537
Dilutive effect of employee share options	83,832	103,996
Dilutive effect of issuable shares in business acquisition with J&Y International Inc.	11,592	—

Shares used in computing diluted net income per ordinary share	8,238,291	7,208,969

Basic net income per ordinary share	$0.99	$1.00
Diluted net income per ordinary share	$0.98	$0.98

The dilutive effect comes from 426,400 and 525,500 options to employees for years ended December 31, 2011 and 2010, respectively, and 26,281 shares issuable as one of the consideration of business acquisition with J&Y for the year ended December 31, 2011. All warrants are having anti-dilutive effect due to the fact that the weighted average exercise price per share of these warrants is higher than the weighted average market price per share of ordinary shares during the year ended December 31, 2011.

22.	Certain Significant Risks and Uncertainty

The Company’s substantial operations are carried out in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC and by the general state of the PRC economy. The Company’s operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in North America and West Europe. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company’s results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

The Company has one major customer who represented approximately 56.2% of the Company’s revenue for the year ended December 31, 2011. The project is a BT project entered into in 2010 with a local government agency. The long-term unbilled revenue balance with this customer was $52,511,711 and $9,769,657 as of December 31, 2011 and 2010, respectively. No other customers represented more than 10% of the Company’s sales for the years ended December 31, 2011 and 2010. Due to the nature of BT projects and the creditability of the government agency, management believes the risk of the client being insolvent is minor. The five major customers represented approximately 67.7% of the Company’s sales for the year ended December 31, 2011.

Our suppliers vary from project to project. Many times, they are specifically appointed by the clients. Most of the material or equipment we purchase is non-unique and easily available in the market. The prices for those purchases, although increasing, are relatively consistent and predictable. A specific supplier might take up a significant percentage of our total purchase at a certain time for a large contract. However, the dependence on a specific supplier usually ends when the project is completed. We do not rely on any single supplier for our long-term needs.

23.	Social Security Plan

The Company’s subsidiaries and VIEs in China are required to participate in the social security plan operated by the local municipal government. The Company is required to contribute approximately 20% of its payroll costs, subject to certain caps with reference to average municipal salary, to the employees’ social security fund. The Company charges contributions to its income statement as they become payable in accordance with the local government requirements. The aggregate contributions of the Company to the employees’ social security plan amounted to $195,634 and $131,985 for the years ended December 31, 2011 and 2010, respectively.

24.	Statutory Reserves

The laws and regulations of the PRC provide that before a Chinese enterprise distributes profits to its shareholders, it must first satisfy all tax liabilities, provide for losses in previous years, and make appropriation, in proportions determined at the discretion of the board of directors, to the statutory reserves. The statutory reserves include the surplus reserve fund and the collective welfare fund. These statutory reserves represent restricted retained earnings.

TTII’s subsidiary and VIEs in China are required to transfer 10% of its net income, as determined in accordance with the PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of their respective registered capital.

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

The employee welfare and bonus reserve is determined by the respective company’s board of directors. The general reserve is used to offset future extraordinary losses. The subsidiaries and VIEs may, upon a resolution passed by the shareholders, convert the general reserve into capital. The employee welfare and bonus reserve is used for the collective welfare of the employees of the subsidiaries and VIEs. The enterprise expansion reserve is used for the expansion of the subsidiaries’ operations and can be converted to capital subject to approval by the relevant authorities. These reserves represent appropriations of retained earnings determined according to PRC law.

For the years ended December 31, 2011 and 2010, the Company made $969,612 and $846,727 appropriations to statutory reserves, respectively.

25.	Commitments and Contingencies

Operating Leases

As of December 31, 2011, the Company had commitments under certain operating leases, requiring annual minimum rentals as follows:

For the Years Ended December 31,	Amount
2012	$674,599
2013	456,777
2014	116,114
Total	$1,247,490

The leased properties are principally located in the PRC and are used for administration and research and development purposes. The terms of these operating leases vary from one to five years. Pursuant to the contracts, when they expire, we have the rights to extend them with new negotiated prices. Rental expenses were $714,023 and $415,418 for the years ended December 31, 2011 and 2010, respectively.

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

26.	Segment Information

The Company has three reportable operating segments. The segments are grouped with references to the types of services provided and the types of clients that use those services. As TTB and its subsidiaries and VIEs conduct business under the three segments, the total sales and costs are divided accordingly into three segmental portions. The Company’s Chief Executive Officer is the chief operating decision maker, and he assesses each segment’s performance based on net revenues and gross profit on contribution margin. The three reportable operating segments are:

Segment 1: Water, Wastewater Treatment and Municipal Infrastructure

Municipal water supply and distribution, wastewater treatment and gray water reuse engineering, procurement, and construction (EPC), build-transfer (BT); proprietary process control systems, process equipment integrated, and proprietary odor control systems, and other municipal facilities engineering, operation management, and related infrastructure construction projects.

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

For the Years Ended December 31, 2011 and 2010
	Segment 1		Segment 2		Segment 3		Total
	2011	2010	2011	2010	2011	2010	2011	2010
Revenues	$58,123,939	19,120,807	12,922,405	5,462,771	14,826,577	18,951,139	$85,872,921	43,534,717
Cost of revenues	43,367,917	13,231,384	9,309,362	3,538,094	11,340,173	11,998,266	64,017,452	28,767,744
Operating expenses:
Selling and marketing expenses	594,780	402,782	1,131,134	576,946	438,449	291,718	2,164,363	1,271,446
General and administrative expenses	5,366,171	2,102,860	1,310,332	758,404	2,095,943	1,700,778	8,772,446	4,562,042
Research and development	129,918	212,911	49,478	65,042	-	1,524	179,396	279,477
Total operating expenses	6,090,869	2,718,553	2,490,944	1,400,392	2,534,392	1,994,020	11,116,205	6,112,965
Other (expenses) income, net	(107,632)	146,588	(99,581)	(3,989)	197,377	75,585	(9,836)	218,184
Income before income taxes	$8,557,521	3,317,458	1,022,518	520,296	1,149,389	5,034,438	$10,729,428	8,872,192

Assets by Segment

The Company evaluates its assets by segment to generate information needed for internal control, resource allocation and performance assessment. This information also helps management to establish a basis for asset realization, determine insurance coverage, assess risk exposure, and meet requirements for external financial reporting.

Segment assets of the Company are as follows:

Segment Assets	Segment 1	Segment 2	Segment 3	Total
As of December 31, 2011	$84,910,147	$26,081,474	$27,659,057	$138,650,678
As of December 31, 2010	$44,168,017	$14,488,083	$24,106,603	$82,762,703

