Form 10-Q
period 2012-03-31
Tri-Tech Holding, Inc.
filed 2012-05-14
CIK 1460801

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The Company is authorized to issue 30,000,000 ordinary shares, $0.001 par value per share. As of May 14, the Company has 8,212,406 ordinary shares outstanding, excluding 21,100 treasury shares.

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

Company Overview

Tri-Tech Holding Inc. (the “Company” or “we”) is a leading provider of integrated solutions, products and technologies to water resource management and environmental protection industries. The Company has successfully implemented projects in both Chinese and overseas markets such as India, the Middle East and North America.

The Company aims to provide tailored solutions to complex environmental challenges faced by both public and private sectors in China and beyond. Its clientele consists of a combination of government agencies, municipalities, and industrial entities located in China, India, the Middle East and North America. To maintain a leading position in its domestic market, the Company’s strategy is to reinforce customer recognition and to offer diversified proprietary products to exceed the expectations of its expanding client base. For its domestic market, the Company incorporated a new wholly-owned subsidiary, Xushui Tri-Tech Sheng Tong Investment Co., Ltd (“Xushui”) in Hebei Province on March 8, 2012. Internationally, the Company continues to further its geographic reach in India, the Middle East and North America in the wastewater treatment and water processing industries.

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

Principal Products, Services and Their Markets

The Company operates in three segments: (i) Water, Wastewater Treatment and Municipal Infrastructure, (ii) Water Resource Management System and Engineering Services, and (iii) Industrial Pollution Control and Safety. Through its subsidiaries, VIE affiliates and joint venture partnership, the Company provides proprietary and third-party products, integrated systems and other services for the purposes of water resource monitoring, development, utilization and protection. The Company designs water works and customized facilities for reclaiming and reusing water, sewage treatment and solid waste disposal for China’s municipalities. These systems combine process equipment, software, controls and instruments, information management systems, resource planning and local and distant networking hardware that includes sensors, control systems, programmable logic controllers, and supervisory control and data acquisition systems. The Company designs systems that track natural waterway levels for drought control, monitor groundwater quality and manage water resources. It also provides systems for volatile organic compound (“VOC”) abatement, odor control, water and wastewater treatment, water recycling facilities design, project engineering, procurement and construction for petroleum refineries, petrochemical and power plants as well as safe and clean production technologies for oil and gas field exploration and pipelines. With the acquisitions of J&Y and Yuanjie Water, the Company expanded its product lines by adding thermal seawater desalination systems, zero liquid discharge (“ZLD”) systems, and secondary water supply systems targeting high-rise buildings.

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

Seawater Desalination Solution. There is a growing market for the business of seawater desalination due to fresh water resource shortage. The Company is capable of providing tailored seawater desalination solutions for different types of customers. These solutions include the thermal seawater desalination technology featuring low temperature multi-effect evaporation and multi-flash evaporation, typically for projects with easy access to low-cost heat source such as superheated vapor and hot liquid, and the membrane seawater desalination technology for projects with easy access to cheap electrical power. The Company also specializes in small skid-mounted seawater desalination units such as the mechanical vapor compression-spraying film evaporator.

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

Segment 1: Water, Wastewater Treatment and Municipal Infrastructure

This segment focuses on municipal water supply and distribution, wastewater treatment and gray water recycling, through the procurement and construction of proprietary build-transfer processing equipment and processing control systems. The Company also provides municipal facilities engineering and operation management services for related infrastructure construction projects. This segment has historically provided the majority of its contract revenues. Representative projects in the China market include the expansion phase of the water treatment plant for the City of Ordos valued at approximately $20 million, which started in June 2011 and is expected to be completed by June 30, 2012, and the recycled water quality upgrade project for Tianjin Airport Economic Zone with a total contract value of $1.46 million, which started in June 2011 and is expected to be operational by July 2012. Representative international projects include three Indian engineering-procurement-construction (“EPC”) contracts for sewage collection and treatment plants in three municipalities with a total contract value of $39 million, which started in November 2011 and are expected to be completed by the end of 2013.

Segment 2: Water Resource Management System and Engineering Service

This segment involves projects relating to water resource management, flood control and forecasting, irrigation systems, and similar ventures through system integration of proprietary and third-party hardware and software products. For government agencies, the Company designs systems that track natural waterway levels for drought control, monitor groundwater quality, and generally manage water resources. Representative projects include flash flood early warning and hydrologic monitoring projects for multiple counties of Hubei, Liaoning, Fujian, Hunan, Henan and Hebei provinces, with a total contract value of $7.92 million, which commenced in the first quarter of 2012 and is expected to be completed at different points in time from June to September, 2012.

Segment 3: Industrial Pollution Control and Safety

This segment focuses on industrial wastewater treatment for industrial safety and emergency response in the petroleum and power industries using a variety of technologies such as ZLD, seawater desalination, and air pollution and odor control. Projects in this segment include traditional engineering, procurement and construction of equipment and modules, and operation and maintenance of wastewater treatment plant. For petroleum refineries, petrochemical factories and power plants, the Company provides systematic solutions for volatile organic compound abatement, odor control, water and wastewater treatment, and water recycling. The Company also provides safe and clean production technologies for oil and gas field exploration and pipeline transportation. Representative projects include the Dawangdian Industrial Park wastewater plant and pipeline project in Xushui County of Hebei Province, with a total contract value of $7.9 million, which is expected to be delivered by November 2012; the seawater desalination project for the Utility Plant of Qatar Petrochemical Co. Ltd. in Qatar, with a contract value of $8.3 million, which started in December 2011 and is expected to be delivered by November 2012; the Wuhan natural gas distribution network control system project, with a contract value of $1.5 million, which began in January 2012 and is expected to be completed by May 2013; and the water processing unit project for a steel plant in Mexico to be completed and delivered by early April 2013.

Revenues by Segment

In the three months ended March 31, 2012, our total revenues were $19.2 million, including $8.4 million from Segment 1, $6.2 million from Segment 2, and $4.6 million from Segment 3. The table below shows the performance of each business segment for the first quarter of 2012. Segment 1 contributed 43.7% of the total revenues; Segment 2 contributed 32.5%; and Segment 3 contributed the remaining 23.8%.

	Three Months Ended March 31, 2012
	Segment 1%		Segment 2%		Segment 3%		Total	%
System Integration	$8,406,973	100.0%	$5,953,277	95.2%	$4,172,412	91.5%	$18,532,662	96.4%
Hardware Products	$—	—%	$301,313	4.8%	$387,337	8.5%	$688,650	3.6%
Software Products	$—	—%	$—	—%	$—	—%	$—	—%
Total Revenues	$8,406,973	43.7%	$6,254,590	32.5%	$4,559,749	23.8%	$19,221,312	100%

Backlog and Pipeline for 2012

The Company’s backlog represents the amount of contract work remaining to be completed, that is, revenues from existing contracts and work in progress expected to be recorded in 2012 and onwards, based on the assumption that these projects will be completed on time according to the project schedules. As of March 31, 2012, the Company had a total backlog of $86.7 million, including $49.3 million in Segment 1, $14.2 million in Segment 2 and $23.2 million in Segment 3.

As of March 31, 2012, we expected potential projects in the pipeline with a total contract value of $150.2 million, of which approximately $80.2 million is in Segment 1, $11.1 million in Segment 2, and $58.9 million in Segment 3.

With a strong backlog, the Company anticipates that its revenues will reach a range between $103 million and $128 million, and its net income between $9.7 million and $12.1 million, in 2012.

Macro-Economic Factors and Business Trends

China’s gross domestic product (“GDP”) maintained moderate but steady growth in the first quarter of 2012. According to the China State Bureau of Statistics, China’s GDP for the three months ended March 31, 2012 reached RMB 10.8 trillion (or $1.7 trillion), an increase of 8.1% over the same period in 2011 and an increase of 1.8% over the fourth quarter in 2011. Even though the growth rate continued to slow, the economy is still growing and the growth rate of the first quarter of 2012 did exceed the GDP target of 7.5% the Chinese government previously set for 2012.

In addition, industrial production growth (“IPG”) and fixed asset investment (“FAI”) in China remained robust during the first three months of 2012. IPG rate was 11.6% for the three months ended March 31, 2012. The paid-in FAI for the same period totaled RMB 4.8 trillion (or $759.8 billion), an increase of 20.9% over the same period in 2011. In particular, FAI in infrastructure involving the production and distribution of electricity, gas and water reached RMB 211.9 billion (or $33.6 billion), an increase of 18.4%, and FAI in other infrastructure reached RMB 671.9 billion (or $106.7 billion), a decrease of 2.1%. By region, FAI for East China, Central China and West China were 18.9%, 27.1% and 26.9%, respectively, for the first quarter in 2012. The total budget for 61,778 new projects was RMB 3.6 trillion (or $576.8 billion), an increase of 23% over the same period in 2011.

The government gradually focuses on the quality improvement of economic growth and the adaptation to a sustainable economic development. According to the National Bureau of Statistics, the overall Chinese economy will stay healthy and maintain a moderate momentum during the upcoming quarters. The economic sentiment indicators and other leading indicators in March showed the Chinese economy is firming up, and March was a turning point which saw new issuance of loans and the rebound of production activities. The investment in new projects in Central and West China is likely to maintain a rapid increase in 2012.

The China’s water industry will continue to be impacted by the government’s monetary and fiscal policies. As local governments continue to exercise fiscal restraint, funding from the central government and demand from the private sector will be the main driving force behind the growth of water infrastructure construction. As China continues to focus on environmental protection, demands for better products and services increase and opportunities abound for the water industry.

We believe our business is well positioned to meet and capture the market demand driven by government’s environmental protection policies, and we are likely to continue our stable growth during the remaining quarters of 2012 and beyond.

New Business Opportunities

Segment 1: Water, Wastewater Treatment and Municipal Infrastructure

According to the 12th Five Year Plan for Environmental Protection, the infrastructure investment in environmental protection will be RMB3.4 trillion during the plan period. The central government will continue to increase spending in the treatment of urban wastewater and solid waste according to the Draft Plan of 2012 National Economy and Social Development submitted by the National Development and Reform Commission to the National People’s Congress in early March, 2012. The central government will budget RMB14.5 billion in 2012, an increase of 230% over RMB4.39 billion in 2011, to fund sewage and solid waste treatment infrastructure and sewage pipeline construction for counties and townships. The pollution-free treatment rates for urban sewage and solid waste will increase to 83% and 79%, respectively, by the end of 2012.

Recently, the Ministry of Environmental Protection proposed a series of technical specifications to retrofit and upgrade wastewater treatment plants, as a result of which the minimum wastewater treatment rate needs to be 75%, forcing all existing wastewater treatment plants to upgrade. These regulations will be officially issued after a period of public opinion solicitation. According to the 12th Five Year Plan, the daily treatment capacity of wastewater treatment plants will need to be 50 million tons after the upgrade by the end of 2015. In addition, the new National Sanitary Standards for Drinking Water will begin to be imposed on all drinking water facilities starting July 1, 2012, which demands that all drinking water must meet 106 points of specifications.

We believe these regulations impose standards higher than the existing capacity of many wastewater treatment plants and waste processing plants, which will need equipment and technology upgrades to satisfy the new regulations. The gap between the increasing demands of the regulations and the plants’ existing capacity and capability gives us tremendous opportunities during the 12th Five Year Plan period in the wastewater treatment and water processing segment.

Segment 2: Water Resources Management Systems and Engineering Services

In March 2012, seven ministries of the Chinese central government jointly issued a Proposal on Further Financial Services to China’s Water Conservancy Development (the “Proposal”). According to the Proposal, multiple funding channels, including government financial aid, bank credit, capital markets and private capital, will be available to water conservancy projects. The Proposal demonstrates the government’s initiative in implementing the Circular 1 on Water Conservancy promulgated last year. With the multiple funding channels, the number of water conservancy construction projects in the next several years will probably be higher than previously expected.

Following the Proposal, the Ministry of Water Resources recently released a notice to push forward water conservancy construction projects nationwide. We believe this will accelerate the launching speed of projects. According to Circular 1 issued in 2011, RMB4 trillion will be spent in the next 10 years, as the policy specifies.

The government has expedited the review and approval process for water conservancy projects. The budget from the central government for water conservancy projects is RMB68.3 billion in 2012, an increase of 87% over 2011. The NDRC has approved 46 key projects in 2011 with a total value of RMB184.2 billion, an increase of 175% year-over-year. The construction of these projects has commenced in 2012.

With continued government policy support and fund allocation to water conservancy demonstrate, we believe China’s water conservation industry will witness a boom in 2012. As a leading solution provider in the industry, we are seeing unprecedented growth in this segment of our business.

Segment 3: Industrial Pollution Control and Safety

During the 12th Five Year Plan period, $536 billion is projected to be invested in environmental protection, of which $69 billion will be invested in industrial wastewater treatment. According to the Five Year Plan, the Chinese government is surveying the implementation of the ZLD standard for industrial wastewater treatment and expects to issue policies to encourage compliance with the ZLD standard. In anticipation of such policies, we see tremendous potential for industrial pollution treatment in the coal chemical industry. Chinese government has set the goal of oil self-sufficiency at 80% by 2030, for which more efficient coal consumption and reduced reliance on oil will be important component parts. The projected fast growth of the coal chemical industry will intensify the demand for ZLD and drive the wastewater treatment industry, particularly in North and Northwest China. In addition, we also see opportunities of ZLD application to industrial wastewater treatment in oversea markets such as Mexico and Canada.

According to government statistics, the daily capacity of seawater desalination is growing at a rate between 10% to 30% per annum. Presently, the annual sales of seawater desalination units have amounted to billions of dollars. The Middle East holds 50% of the world capacity with daily output of 11 million cubic meters of fresh water. The Middle East and the U.S. are the regions where desalination enjoys the fastest growth. The Company expects to play a role in this potentially vast market by leveraging its existing technologies in industrial water treatment. The Company is continuing to expand its business reach in seawater desalination and industrial water treatment businesses in several overseas markets.

Strategies for Growth

Segment 1: Water, Wastewater Treatment and Municipal Infrastructure

We continue to expand our geographic reach beyond China and into other overseas regions including North America, South Asia and the Middle East. We also expect our diversification into multiple type of customers, partnerships with large multinationals and contract with favorable terms, which we believe will be a primary source of growth in revenues over the next several years.

We have evolved from simply providing construction services for wastewater plants to being capable of implementing complete municipal wastewater treatment facility systems such as treatment plants, wastewater piping and pump stations. The extended capability will further ensure our competitive edge in the market.

Following the successful bid for municipal sewage system projects in India, and as the projects implementation progresses, we have been strategically focusing on the municipal wastewater treatment market and are pursuing broader business initiatives in municipal water supply, municipal solid waste disposal, and industrial water and wastewater treatment. We believe there are ample opportunities to generate substantial revenues from this region over the next three to five years.

We are also leveraging our technology such as high-rising building water system for use in residential communities, hotels, and office buildings which are in need of water purification and treatment systems. These types of modular water treatment systems are in high demand throughout the PRC, India and the Middle East.

Segment 2: Water Resources Management Systems and Engineering Services

In this segment, we are gradually transforming into a full-service solution provider for large-scale river basin projects. Based on the general direction of water conservancy in China, the PRC government’s decision to initiate new programs and to allocate significant investment to water resource management systems particularly to the flash flood monitoring and forecasting program presents us with significant business opportunities in the next several years.

With a good track record for winning projects during 2011, we continued our strong momentum and recorded a dramatic growth rate in the first quarter of 2012. The total contract value for this segment we secured in the first quarter exceeded that awarded in all quarters of 2011 combined. We expect to stay competitive in this segment and continue our growth of market share and increased backlog in the upcoming quarters in the PRC as we actively seek to participate in new project bids.

In addition, we are actively implementing a market survey and valuation as several national programs, including National Drought and Flood Control Command System Phase II, National Small River Hydrologic Monitoring and Forecasting Project and National Water Resources Monitoring Capability Project, are about to be launched, and we intend to participate in these projects.

At the same time, we continue to invest resources to the development of water quantity- and quality-monitoring technologies and to upgrade our proprietary products. We also actively develop partnerships with manufacturers of hydrological instruments and sensors, in preparation of our water resource monitoring network projects.

Segment 3: Industrial Pollution Control and Safety

We expect significant market opportunity for industrial wastewater treatment in industrial parks as these parks promote the low carbon footprint concepts and comply with regulatory pollution control standards.

We recently secured a build-transfer contract for the construction of a wastewater treatment plant and a wastewater pipeline network in Dawangdian Industrial Park in Xushui County, Hebei Province. The aggregate budget of the projects is approximately $7.9 million. We will participate in civil construction, equipment procurement, installation, treatment process calibration, operator training and trial operation for the plant and wastewater pipelines. The projects are scheduled to be completed by November 2012.

We are also strengthening our industrial pollution services for the energy sector including the oil and petrochemical companies.

We continue to expand our business in safety controls in the fields of oil and natural gas production. Through BSST, one of our affiliates, we recently secured a $1.5 million strategic collaboration agreement with Wuhan Natural Gas High-Pressure Pipeline Co. (“NGHP”). The agreement outlines a framework for an automated control system for natural gas plants, terminal stations and distribution pipelines in the city of Wuhan, Hubei Province. All projects and services stated in the agreement are expected to be completed by May 2013. This also marks BSST’s successful move into the urban natural gas distribution infrastructure market.

The need for desalinated water for energy-producing facilities along the coast of China and throughout Asia represents a large and potentially lucrative market for our technologies. Our J&Y Water Division, serving as a business development platform and technical support source to domestic and overseas projects, ensures the technical feasibility of our global operations. J&Y Water Division also allows us to leverage our technologies such as ZLD and thermal technologies for seawater desalination to explore the Indian, Middle Eastern and North American markets.

We were recently awarded a contract from a Mexican water company to provide a ZLD solution for a Mexican steel plant. The successful bid perfectly fits our strategy of business development in overseas markets as we actively market our technologies such as ZLD for industrial wastewater treatment and seawater desalination.

Funding for Continuous Growth

Funding is critical to maintaining our growth momentum, especially as we explore potential projects using the build-transfer business model. We are actively working with local Chinese banks for possible financial support. In addition to the credit line we renewed with Bank of Hangzhou totaling $12.7 million, we continue to work with other major Chinese banks to secure more lines of credit as we need to finance more project opportunities in the future. In September 2011, we secured a credit line of $9.6 million from CITIC Bank. We secured a credit line of $6.4 million from ICBC Bank in February 2012, which is currently used to fund our operations. The credit lines provide us the liquidity to expand and grow our operations in a non-dilutive manner, to increase our financial flexibility and to optimize the efficiency of our capital structure. We also explore other project financing approaches to dovetail our build-transfer business model.

Competition

We operate in a highly competitive industry characterized by rapid technological development and evolving industrial standards. Given the stimulus initiatives in China, we expect the competition to intensify as more companies enter the market, notwithstanding relatively high barriers to entry in the form of the need for technical expertise and funding.

We compete primarily on the basis of customer recognition, industry reputation, product innovation and a competitive pricing structure. Through mergers and acquisitions, we are able to offer advanced technologies at an attractive price when competing with domestic and international rivals. Due to our nationwide distribution and customer service network and knowledge of the local market, we enjoy an advantage in China over international competitors who typically appoint only one distributor in the Chinese market responsible for selling and servicing their products. In addition, we provide a more comprehensive set of products than most of our international or local competitors. If competition in the industry increases, we could see these advantages decrease or disappear. In order to maintain and enhance our competitive advantage, we must continue to focus on competitive pricing, technological innovation, our leading position in terms of the market trends, as well as the improvement of our proprietary products.

Through Yanyu, one of our VIEs, we were recognized as an AAA-level manufacturer and vendor by the China Water Engineering Association in 2011. The recognition helps us gain reputation and visibility in the marketplace and may make us eligible to compete for projects in locations that have different access thresholds for contract bidders. Presently, only three entities in China have received such recognition.

Although we believe our competitive strengths provide us with advantages over many of our competitors, some of our international competitors have better brand recognition, longer operating histories, longer or more established relationships with their customers, stronger research and development capabilities and greater marketing budgets and other resources. Most of our international competitors are substantially larger and have greater access to capital than we do. Some of our domestic competitors have stronger customer bases, better access to government authorities and stronger industry-based background. In areas such as the ZLD solution and seawater desalination, we anticipate we will face fierce competition from multi-national competitors.

Principal Suppliers

Our suppliers vary from project to project. Often, they are specifically appointed by the clients. Most of the materials or equipment we purchase are not unique and are easily available in the market. The prices for those purchases, although increasing, are relatively consistent and predictable. A specific supplier might constitute a significant percentage of our total purchases at a certain time for a large contract. The dependence on a specific supplier usually ends when the project is completed. We do not rely on any single supplier in the long term.

As planned, we have deployed ERP modules to centralize our supply chain management for some of our subsidiaries. In addition, we are furthering the deployment of the ERP modules to integrate all subsidiaries.

Customers and Marketing/Distribution Methods

We operate on a project basis, and this particular nature does not usually allow us to create a long-term relationship with our customers. We negotiate with various government agencies, municipalities, industrial enterprises and/or their prime contractors in order to secure and undertake our various contracts. Our major customers usually account for a certain percentage of our total sales. Our top five customers collectively represented approximately 53.0% and 82.9% of our total revenue for the three months ended March 31, 2012 and 2011, respectively. Although we are dependent on our large clients to a certain degree, unlike other commercial businesses, collectability of accounts receivables are relatively secure because our client base consists primarily of government agencies or large state-owned enterprises.

Patents and Proprietary Rights

As of March 31, 2012, we owned 11 product patents and 39 software copyrights.

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

Employees

As of March 31, 2012, we had a total headcount of 390, of which 164 (42%) were in technical support and project management, 86 (22%) in sales, 13 (3%) in research and development, 41 (11%) in finance, and the remaining 86 (22%) in general and administrative functions. The increase of our headcount was mainly in the project management department, which grew by 42, and the general and administrative department, which grew by 21. In the sales department, headcount increased by 8. In the research and development department, headcount decreased by 13. Total headcount increased by 59 from that on December 31, 2011. Our teams are very stable compared to our peers.

Research and Development

We focus our research and development efforts on improving our development efficiency and the quality of our products and services. Some of the technical support team regularly participates in research and development programs. There are five major on-going software research and development projects and one hardware research and development project. The development phase projects are expected to be completed in 2012.

As our research and development base, Tianjin Baoding Environmental Technology Co., Ltd. (“Baoding”) focuses on technology development, software development, pilot testing, manufacturing and pre-installation/pre-assembly of our proprietary products. The Baoding research, development and production facility construction officially started in June 2011. Part I of phase one of the construction is for the odor control system manufacturing and automatic control box assembly workshops, which has been completed. Part II of phase one construction is in process, and is to be completed around August 2012. Phase two and phase three are scheduled to be completed by the end of 2013.

Properties

Our primary office location is the 15th and 16th Floor of Tower B, Renji Plaza, 101 Jingshun Road, Chaoyang District, Beijing 100102 China. The rental space for the two floors is 908 square meters for the 15th floor and 986 square meters for the 16th floor. The lease contract for this location is from September 1, 2010 to August 31, 2013. We also have a 1,300 square meter rental office in Tianjin, located at Huayuan Property Management Zone, 4th Floor, Kaide A Complex, 7 Rongyuan Road, Tianjin, with a rental term that runs until December 2014. In addition, we have three other rental office locations in various areas of Beijing, for which the lease contracts expire at various points in time no later than August 26, 2012.

Baoding, one of the Company’s subsidiaries, is located at West Tianbao Road, Baodi Economic Development Zone in Tianjin. The subsidiary occupies an area of 158,954 square meters and has a 50-year land use right starting on January 18, 2011.

Results of Operations

Overview for the Three Months Ended March 31, 2012 and 2011

Our operating revenues are primarily derived from system design and integration, hardware product design and manufacturing and sales. Our first quarter results reflected stable growth. Highlights of our financial results during the three months ended March 31, 2012 include:

•	Total revenues increased to $19,221,312 in the first quarter of 2012, an increase of $1,668,101, or 9.5%, from $17,553,211 in the same period 2011. This increase is primarily attributable to the following factors:
o	Systems integration revenue increased from $15,870,494 in the first quarter of 2011 to $18,532,662 in the same period in 2012, an increase of $2,662,168, or 16.8%.
o	Hardware products revenue totaled $688,650 in the first quarter of 2012, a decrease of $994,067, or 59.1%, from $1,682,717 in the first quarter of 2011.
•	Total cost of revenues increased by $1,460,781 from $12,543,031 in the first quarter of 2011 to $14,003,812 in the first quarter of 2012, an 11.6% increase compared with the same period in 2011. This increase is attributable to the increase of cost in system integration by $1,933,468 and the decrease by $472,687 in hardware product cost.
•	Total operating expenses were $3,761,223 for the first quarter of 2012, or 19.6% of total revenues, compared with $2,420,952, or 13.8% of total revenues, in the same period of 2011. This represents an increase of $1,340,271, or 55.4%.
•	Operating income decreased to $1,456,277 in the first quarter of 2012, by 43.8%, from $2,589,228 in the first quarter of 2011, representing 7.6% and 14.8% of total revenues in the first quarter of 2012 and 2011, respectively.
•	Net income attributable to TRIT decreased to $1,438,125, or by 15.4%, for the first quarter of 2012, from $1,698,981 for the first quarter of 2011.

The following are the operating results for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31, 2012($)	% of Sales	Three Months Ended March 31, 2011($)	% of Sales	Change ($)	Change (%)
Revenues	19,221,312	100%	17,553,211	100%	1,668,101	9.5%
Cost of Revenues	14,003,812	72.9%	12,543,031	71.5%	1,460,781	11.6%
Selling and Marketing Expenses	838,993	4.4%	314,173	1.8%	524,820	167%
General and Administrative Expenses	2,853,360	14.8%	2,066,794	11.8%	786,566	38.1%
Research and Development	68,870	0.4%	39,985	0.2%	28,885	72.2%
Total Operating Expenses	3,761,223	19.6%	2,420,952	13.8%	1,340,271	55.4%
Operating Income	1,456,277	7.6%	2,589,228	14.8%	(1,132,951)	(43.8)%
Other Income (Expenses)	290,905	1.5%	(4,067)	0%	294,972	(7,252.8)%
Income before Provision for Income Taxes and Noncontrolling Interests Income	1,747,182	9.1%	2,585,161	14.7%	(837,979)	(32.4)%
Provision for Income Taxes	314,493	1.6%	405,636	2.3%	(91,143)	(22.5)%
Net Income before Allocation to Noncontrolling Interests	1,432,689	7.5%	2,179,525	12.4%	(746,836)	(34.3)%
Less: Net Income Attributable to Noncontrolling Interests	(5,436)	0%	480,544	2.7%	(485,980)	(101.1)%
Net Income Attributable to TRIT	1,438,125	7.5%	1,698,981	9.7%	(260,856)	(15.4)%

Revenues

Our revenues are subject to value added tax (“VAT”), business tax, urban maintenance and construction tax and additional education surcharges. Among the above taxes, VAT has been deducted from the calculation of revenues.

Our total revenues for the first quarter of 2012 were $19,221,312, an increase of $1,668,101, or 9.5%, compared with the same period last year. This increase is primarily attributable to an increase in the system integration category, from $15,870,494 in the first quarter of 2011 to $18,532,662 in the same period for 2012, or an increase of 16.8%. Revenue from Segment 1, water, wastewater treatment and municipal infrastructure, continued to be very strong, constituting 43.7% of total revenues. Revenue from Segment 2, water resource management and engineering, totaled $6,254,590, or 32.5% of total revenues. Revenue from Segment 3, industrial pollution control and safety, totaled $4,559,749, constituting 23.8% of total revenues for the first quarter, mostly in the system integration category.

Cost of Revenues

Total cost of revenues was $14,003,812 for the first quarter of 2012, an increase of $1,460,781, or 11.6%, from $12,543,031 in the first quarter of 2011. The system integration category, which was the largest contributor to the revenue increase, was also the largest contributor to the increase in the cost of revenues, totaling $13,584,217. The cost of revenues increase in the system integration category was $1,933,468, or 16.6%, from $11,650,749 in the first quarter of 2011 to $13,584,217 in the first quarter of 2012. The increase is mainly a result of the increase in total revenues.

Cost of revenues is based on total actual costs incurred plus estimated costs to completion applied to the percentage of completion as measured at different stages. It includes material costs, equipment costs, transportation costs, processing costs, packaging costs, quality inspection and control, outsourced construction service fees and other costs that directly relate to the execution of the services and delivery of projects. Cost of revenues also includes freight charges, purchasing and receiving costs and inspection costs when they are incurred.

Our gross margin decreased from 28.5% in the first quarter of 2011 to 27.1% in the first quarter of 2012. The most important reason is that 20.7% of our total revenues for this quarter was from the Indian project, which has a relatively low gross margin.

Our strategy is to carefully choose more higher-margin projects. In the next two to three years, we will continue to look for ways to minimize the negative impact on our gross margin through optimizing product and system design, leveraging purchasing bargaining power, and exploring supply chain financing and local equipment sourcing.

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of compensation costs, marketing costs, travel expenses and business entertainment expenses. In the first quarter of 2012, total selling and marketing expenses increased by $524,820, or 167.0%, from $314,173 in the first quarter of 2011 to $838,993 in the same period of 2012. This was a result of increases in compensation-related expenses of $196,675, or 169.8%, from $115,825 in the first quarter of 2011 to $312,500 in the same period of 2012, other selling expenses of $279,899, or 343.5%, from $81,479 in the first quarter of 2011 to $361,378 in the same period of 2012, and a decrease in travel expenses of $9,368, or 14.1%, from $66,271 in the first quarter of 2011 to $56,903 in the same period of 2012, and. The entertainment expenses increased by $57,615, or 113.9%, from $50,597 in the first quarter of 2011 to $108,212 in the same period of 2012.

Selling and marketing expenses for the three months ended March 31, 2012 took up approximately 4.4% of total revenues. We anticipate it to continue to increase during the remaining quarters of the year.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation costs, rental expenses, professional fees, and other overhead expenses. General and administrative expenses increased by $786,566, or 38.1%, from $2,066,794 in the first quarter of 2011 to $2,853,360 in the first quarter of 2012. Of this increase, $144,112 was for officers’ salaries, which increased from $167,464 in the first quarter of 2011 to $311,576 in the first quarter of 2012. Salaries for mid-level management, technical support team, and other office staff increased by $99,086, or 18.7%, from $530,917 in the first quarter of 2011 to $630,003 in the first quarter of 2012. Other human resource expenses, such as endowment and social insurance, increased by 71.1% and 69.1%, respectively, to $89,182 and $135,391, in the first quarter of 2012. Rent increased by $64,224, or 35.0%, from $183,287 in the first quarter of 2011 to $ 247,511 in the first quarter of 2012 due to office relocation. Professional fees increased by $69,877, or 38%, from $183,886 to $253,763, which was mainly for audit and legal services. Amortization of intangible assets and software increased by $68,923, from $145,016 in the first quarter of 2011 to $213,939 in the same period of 2012. This increase was due to the purchase of some major software and intangible assets in our acquired subsidiaries and the amortization of land use rights. Depreciation expense increased by $10,712, or 17.6%, from $60,831 in the first quarter of 2011 to $71,543 in the first quarter of 2012. Other general and administrative expenses increased by $237,270, or 35.8%, from $663,182 to $900,452 in the first quarter of 2012. Those are mainly for office expenses, utilities, travel, communication and other services. General and administrative expenses increased by $295,344 in the first quarter of 2012 due to the acquisition of J&Y, and Yuanjie in June 2011 and August 2011, respectively.

General and administrative expenses for the three months ended March 31, 2012 took up approximately 14.8% of total revenues. We anticipate it to continue to increase but at a lower speed in the future.

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

We, including our subsidiaries and contractually-controlled affiliates, are subject to income taxes on an entity basis on income arising in or derived from the tax jurisdictions in which each entity is domiciled. According to the New Enterprise Income Tax Law in China, the unified enterprise income tax (“EIT”) rate is 25%. However, five of our subsidiaries are eligible for certain favorable tax policies for being high-tech companies.

	EIT
	Three Months Ended March 31,
	2012	2011
	%	%
TTB (Tax rate is 15% if passing the high-tech enterprise qualification review, the probability of which is very high)	15	7.5
BSST	15	15
Yanyu	15	15
Tranhold	25	25
TTA	25	25
Baoding	15	15
Yuanjie	15	—
Buerjin	25	—
Xushui	25	—
Consolidated Effective EIT	18	16

The favorable income tax treatment for TTB at 7.5% expired at the end of 2011. Afterwards, the EIT rate could be either 15%, if TTB qualifies as a high-tech company, or 25%, if it does not so qualify. We believe TTB will continue to qualify as a high-tech company. The provision for income tax for the first quarter of 2012 was $314,493.

We have not recorded tax provision for U.S. tax purposes as they have no assessable profits arising in or derived from the United States and we intend to permanently reinvest accumulated earnings in the PRC operations.

Net Income before Income Taxes

In the quarter ended March 31, 2012, our net income before provision for income taxes was $1,747,182, a decrease of $837,979, or 32.4%, compared to $2,585,161 in the same period in 2011. Our provision for income taxes decreased by $91,143, from $405,636 in the first quarter of 2011 to $314,493 in the same period in 2012. In the first quarter of 2012, net income attributable to shareholders of TRIT was $1,438,125, a decrease of $260,856, or 15.4%, from $1,698,981 for the same period in 2011.

Liquidity and Capital Resources

As highlighted in the consolidated statements of cash flows, our liquidity and available capital resources are impacted by four key components: (i) cash and cash equivalents, (ii) operating activities, (iii) financing activities, and (iv) investing activities.

Consolidated cash flows for the three months ended March 31, 2012 and 2011 were as follow:

	Three Months Ended March 31,
	2012($)	2011($)	Change($)
Net Cash Used in Operating Activities	8,012,462	196,061	7,816,401
Net Cash Used in Investing Activities	94,569	888,552	(793,983)
Net Cash Provided by Financing Activities	3,317,057	442,696	2,874,361
Effects of Exchange Rate Changes on Cash and Cash Equivalents	394,818	93,690	301,128
Net Decrease in Cash and Cash Equivalents	(4,395,156)	(548,227)	(3,846,929)
Cash and Cash Equivalents, Beginning of Period	11,935,746	23,394,995	(11,459,249)
Cash and Cash Equivalents, End of Period	7,540,590	22,846,768	(15,306,178)

Cash and Cash Equivalents

At March 31, 2012, our cash and cash equivalents amounted to $7,540,590. The restricted cash as of March 31, 2012 and December 31, 2011 amounted to $4,352,776 and $4,629,878, respectively, which are not included in the total of cash and cash equivalents. The restricted cash consisted of deposits as collaterals for the issuance of letters of credit. Our subsidiaries that own these deposits do not have material cash obligations to any third parties. Therefore, the restriction does not impact our liquidity.

Operating Activities

Net cash used for operating activities was $8,012,462 for the three months ended March 31, 2012, compared with $196,061 in the same period 2011. The increase of $7,816,401 in operating cash outflow was mainly attributable to our rapid growth at the infant stage, and aggressive market expansion. This outflow was attributed to the cash outflow in accounts receivables and unbilled receivables. Net accounts receivable increased from $19.9 million on March 31, 2011 to $22.9 million on March 31, 2012, an increase of $3 million. Unbilled receivables increased from $7.3 million on December 31, 2011 to $20.2 million on December 31, 2012, an increase of $12.9 million. There is a lag between revenue recognition and cash collection for the build-and-transfer projects in the first half of 2012. This increase is expected, since it is common that most of the cash collection happens in the second half of the year.

	March 31, 2012 ($) (unaudited)	December 31, 2011 ($)	Change ($)	Change (%)
Cash	7,540,590	11,935,746	(4,395,156)	(36.8)
Restricted cash	1,804,942	2,087,920	(282,978)	(13.6)
Accounts receivable and notes receivable	23,702,397	20,507,146	3,195,251	15.6
Allowance for doubtful accounts	(772,746)	(619,062)	(153,684)	24.8
Net Accounts receivable	22,929,651	19,888,084	3,041,567	15.3
Unbilled revenue	20,194,207	7,254,830	12,939,377	178.4

Investing Activities

Net cash used for investing activities was $94,569 during the three months ended March 31, 2012, a decrease of $793,983 from $888,552 in the same period of 2011. This decrease was mainly due to the collection of the restricted cash.

Financing Activities

The cash provided by financing activities was $3,317,057 in the three months ended March 31, 2012, compared to $442,696 in the same period of 2011. The increase was due to increase of the short-term bank borrowing.

Effect of Exchange Rate Changes on Cash and Cash Equivalents

Net cash gain due to currency exchange was $394,818 in the three months ended March 31, 2012, an increase of $301,128 compared to the gain of $93,690 in the same period of 2011.

Restricted Net Assets

Our ability to pay dividends is primarily dependent on receiving distributions of funds from our subsidiaries, which is restricted by certain regulatory requirements. Relevant Chinese statutory laws and regulations permit payments of dividends by our Chinese subsidiaries only out of their retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. In addition, our PRC subsidiaries are required to set aside at least 10% of their after-tax profit after deducting any accumulated deficit based on PRC accounting standards each year to our general reserves until the accumulated amount of such reserves reach 50% of our registered capital. These reserves are not distributable as cash dividends. Our off-shore subsidiaries, TIS and Tri-Tech International Investment, Inc. (“TTII”), do not have material cash obligations to third parties. Therefore, the dividend restriction does not impact our liquidity. There is no significant difference between accumulated profit calculated pursuant to PRC accounting standards and that pursuant to U.S. GAAP. As of March 31, 2012 and December 31, 2011, restricted retained earnings were $1,866,994 for both, and restricted net assets were $4,553,729 and $4,553,729, respectively. Unrestricted retained earnings as of March 31, 2012 and December 31, 2011 were $21,120,511 and $19,682,386, respectively, which were the amounts available for distribution in the form of dividends or for reinvestment.

Working Capital and Cash Flow Management

As of March 31, 2012, our working capital was $8,290,262, with current assets totaling $70,119,152 and current liabilities totaling $61,828,890. Of the current assets, cash and cash equivalents was $7,540,590.

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

Segment 1: Water, Wastewater Treatment and Municipal Infrastructure

The following are the operating results for the three months ended March 31, 2012 and 2011 for Segment 1:

	Three months ended March 31
	2012($)	2011($)	Change($)	Change (%)
Revenues	8,406,973	12,904,386	(4,497,413)	(34.9)%
Cost of Revenues	5,924,264	9,621,997	(3,697,733)	(38.4)%
Operating Expenses:				%
Selling and Marketing Expenses	225,626	109,058	116,568	106.9%
General and Administrative Expenses	1,530,415	741,138	789,277	106.5%
Research and Development	5,751	-	5,751	-%
Total Operating Expenses	1,761,792	850,196	911,596	107.2%
Other income (expenses)	347,415	(5,653)	353,068	(6,245.7)%
Income before Provision for Income Taxes	1,068,332	2,426,540	(1,358,208)	(56.0)%

Revenues for Segment 1 were $8,406,973 for the three months ended March 31, 2012, a decrease of $4,497,413, or 34.9%, from $12,904,386 in the same period of 2011. This decrease was mainly attributable to the Ordos drinking water plant project. In the first quarter of 2011, we recognized revenue of $12.3 million on Ordos, and we recognized revenue $3.1 million in the first quarter of 2012 on the same project. Although we recognized revenue of $3.99 million on the Indian project in the first quarter of 2012, the revenue increase from the Indian project did not entirely offset the revenue decrease from Ordos.

Cost of revenues for Segment 1 was $5,924,264 in the first quarter of 2012, a decrease of $3,697,733, or 38.4%, from that of $9,621,997 in the first quarter of 2011. Since the Company recognizes revenue following the percentage-of-completion method, measured by different stages of completion, the decrease in cost of revenue was mainly due to the decrease of revenue recognized according to completion stage during the periods.

Total operating expenses in Segment 1 were $1,761,792, an increase of $911,596, or 107.2%, compared with $850,196 in the first quarter of 2011. The selling and marketing expenses increased from $109,058 in the first quarter of 2011 to $225,626 in the same period 2012, an increase of $116,568, or 106.9%. The increase was mainly due to the increase in headcount and travel expenses. The general and administrative expenses for the first quarter of 2012 were $1,530,415, an increase of $789,277, or 106.5%, compared with $741,138 for the same period in 2011. The increase was caused by the increase in salaries, rent and professional service expenses.

Other income was $347,415 in the first quarter of 2012, a $353,068 increase compared to other expense of $5,653 in the same period of 2011. The increase was mainly due to unrecognized financing income in the first quarter of 2012.

Income before provision for income taxes was $1,068,332 in the quarter ended March 31, 2012, a decrease of $1,358,208, or 56.0%, from that of $2,426,540 in the same period in 2011. The gross margin for this segment was 29.5%.

Segment 2: Water Resource Management System and Engineering Services

The following are the operating results for the three months ended March 31, 2012 and 2011 for Segment 2:

	Three months ended March 31
	2012($)	2011($)	Change($)	Change (%)
Revenues	6,254,590	1,641,059	4,613,531	281.1%
Cost of Revenues	4,521,154	868,608	3,652,546	420.5%
Operating Expenses:				%
Selling and Marketing Expenses	426,290	150,728	275,562	182.8%
General and Administrative Expenses	622,294	495,238	127,056	25.7%
Research and Development	63,119	39,985	23,134	57.9%
Total Operating Expenses	1,111,703	685,951	425,752	62.1%
Other expenses	(40,916)	(65)	(40,851)	62,847.7%
Income before Provision for Income Taxes	580,817	86,435	494,382	572.0%

In Segment 2, revenues were $6,254,590 for the three months ended March 31, 2012, an increase of $4,613,531, or 281.1%, from $1,640,059 in the same period of 2011. Revenues in this segment increased significantly since Yanyu won a large number of contracts in 2011 and 2012, and the revenue stream from projects awarded in 2011 and 2012 started to be recognized in the first quarter of 2012. Cost of revenues in Segment 2 was $4,521,154 in the quarter ended March 31, 2012, an increase of $3,652,546, or 420.5%, from $868,608 in the same period of 2011. This increase was mainly due to the increase of projects.

Total operating expenses in Segment 2 were $1,111,703, an increase of $425,752, or 62.1%, compared with $685,951 in the first quarter of 2011. The selling and marketing expenses increased from $150,728 in the first quarter of 2011 to $426,690 in the first quarter of 2012, an increase of $275,562, or 182.8%. The increase was mainly due to the increases in headcount and travel expenses. The general and administrative expenses for the first quarter of 2012 were $622,294, an increase of $127,056, or 25.7%, compared with $495,238 for the same period in 2011.

Other expenses were $40,916 in the quarter ended March 31, 2012, an increase of $40,851 from $65 in the same period of 2011. The increase was mainly due to interest expense in the first quarter of 2012.

Income before provision for income taxes were $580,817 in the quarter ended March 31, 2012, an increase of $494,832 from $86,435 in the same period of 2011. The gross margin for this segment was 27.7%.

Segment 3: Industrial Pollution Control and Safety

The following are the operating results for the three months ended March 31, 2012 and 2011 for Segment 3:

	Three months ended March 31
	2012($)	2011($)	Change($)	Change (%)
Revenues	4,559,749	3,007,766	1,551,983	51.6%
Cost of Revenues	3,558,394	2,052,426	1,505,968	73.4%
Operating Expenses:				%
Selling and Marketing Expenses	187,077	54,387	132,690	244.0%
General and Administrative Expenses	700,651	830,418	(129,767)	(15.6)%
Research and Development	—	—	—	—%
Total Operating Expenses	887,728	884,805	2,923	0.3%
Other (expenses) income	(15,594)	1,651	(17,245)	(1.044.5)%
Income before Provision for Income Taxes	98,033	72,186	25,847	35.8%

Revenues in Segment 3 were $4,559,749 for the three months ended March 31, 2012, an increase of $1,551,983, or 51.6%, from $3,007,766 in the same quarter of 2011. The increase was mainly due to the Qatar project, the Canadian project and the Mexican project. Cost of revenues for the first quarter was $3,558,394, an increase of $1,505,968, or 73.4%, from $2,052,426 in the first quarter of 2011. The increase was mainly due to the increase of projects including the Qatar project, the Canadian project and the Mexican project.

Total operating expenses were $887,728, an increase of $2,923, or 0.3%, from $884,805 in the first quarter of 2011. Selling and marketing expenses increased by $132,690 compared to the first quarter of 2011. General and administrative expenses decreased from $830,418 in the first quarter of 2011 to $700,651, a decrease of $129,767, or 15.6%. Income before provision for income taxes for the first quarter 2012 was $98,033, compared to $72,186 for the same period of 2011, an increase of $25,847, or 35.8%. The gross margin for this segment was 22.0%.

Assets attributable to each segment as of March 31, 2012 and December 31, 2011 are shown below:

Segment Assets	Segment 1	Segment 2	Segment 3	Total
As of March 31, 2012	$87,478,382	$32,906,620	$27,048,708	$147,433,710
As of December 31, 2011	$84,910,147	$26,081,474	$27,659,057	$138,650,678

Contractual Obligations and Commercial Commitments

Operating Leases

As of March 31, 2012, we had commitments under certain operating leases, which require annual minimum rental payments as follows:

For the Years Ended December 31,	Amount
2012	$610,384
2013	471,053
2014	154,535
Total	$1,235,972

Our leased properties are principally located in Beijing and are used for administration and research and development purposes. The terms of these operating leases vary from one to five years. Pursuant to the lease terms, when the contracts expire, we have the right to extend them with new negotiated prices. The leases are renewable subject to negotiation. Rental expenses were $247,511 and $183,287 for the quarter ended March 31, 2012 and 2011, respectively.

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

Capital Expenditures

In the past, the capital expenditures were mainly for purchases of computers and other office equipment to support our daily business activities. Our capital expenditures will increase in the near term as our business continues to grow and as the construction of our research and development facilities in Tianjin progresses. The construction of the research and development center consists of three phases. Phase one has been completed. Phases two and three of the construction are planned to be completed by the end of 2013. The total capital investment is expected to be $20 million.

Seasonality

The Company’s operating revenues normally tend to fluctuate due to different project stages and U.S. GAAP requirements on revenue recognition. As the scope of our business extended to the civil construction activities, certain destructive weather conditions that tend to occur during the winter often impact the progress of our projects. Certain weather conditions, including severe winter storms, may result in the temporary suspension of outdoor operations, which can significantly affect the operating results of the affected regions. The operating results for the first quarter often reflect the business slowdown for the Chinese traditional holidays, the Spring Festival, which could last anywhere from 7 days up to one month.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements for the quarter ended March 31, 2012 or 2011.

Taxation

Pursuant to the new EIT Law and supplementary regulations, only high-tech companies that have been re-certified as such under the new criteria are granted the preferential enterprise income tax rate of 15%. According to an approval from the Beijing State Tax Bureau of Xicheng District, TTB received a preferential income tax rate of 7.5% from January 1, 2009 to December 31, 2011. Thereafter, the EIT rate could be either 15%, if TTB qualifies as a high-tech company, or 25%, if it does not so qualify. We believe TTB will continue to qualify as a high-tech company.

Sales tax varies from 3% to 5% depending on the nature of the revenue, and VAT is 17%. For revenues generated from those parts of our software solutions which are recognized by and registered with government authorities and meet government authorities’ requirements to be treated as software products, we are entitled to receive a refund of 14% on the total VAT paid at a rate of 17%. Revenues from software products other than the above are subject to full VAT at 17%. In addition, we are currently exempted from sales tax for revenues generated from development and transfer of tailor-made software solutions for clients. Further, revenues from consulting services are subject to a 5% sales tax. Qualified to issue VAT invoices, we need to maintain a certain amount of revenue that is taxable by VAT. As such, we may have to refuse some of the tax exemption benefits in our tailor-made software development business and pay VAT for those parts of the revenue in order to maintain minimum VAT revenue thresholds. This practice may cease to apply if more of the software products become recognized and registered as software products in the PRC.

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

The most complex and subjective estimates and assumptions that present the greatest amount of uncertainty relate to the recognition of revenue under the percentage of completion method recording, business combination, the allowance for doubtful accounts, long term contract collectability, impairment of fixed assets and intangible assets, and income tax. We evaluate all of these estimates and judgments on an on-going basis. Below are the most critical estimates and assumptions we make in preparing the consolidated financial statements.

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

We record revenue in excess of billings as “unbilled revenue”. For revenues accounted for under this account, we expect the amounts to be collected within one year. For those with collection periods in excess of one year, we classify them under “long-term unbilled revenue” on the consolidated balance sheets.

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

Accounts Receivable

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

Disclosure Controls and Procedures

As of March 31, 2012, the Company carried out an evaluation, under the supervision of and with the participation of management, including the Company’s chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the three month ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.             OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	The section entitled “Use of Proceeds” from the registration statement filed on January 8, 2010, as amended (the “Registration Statement”) is incorporated herein by reference. The effective date of the Registration Statement is April 14, 2010, and the Commission file number assigned to the Registration Statement is 333-164273. The Registration Statement registers the offering of up to 2,366,833 ordinary shares (subject to amendment in accordance with the Securities Act of 1933 and the rules and regulations promulgated thereunder) (the “Offering”). As of March 31, 2012, the Company has spent proceeds from the Offering in accordance with the following chart:

Description of Use	Proposed Expenditure Amount	Actual Expenditures Through March 31, 2012
Working Capital	$18,973,000	$18,973,000	100.00%
Mergers & Acquisitions	6,120,000	3,485,585	56.95%
New Product Development	3,366,000	2,727,150	81.02%
Sales & Marketing	2,142,000	2,142,000	100.00%
Total	$30,601,000	$27,327,735	89.30%

(c)        None.

Item 3.	Defaults Upon Senior Securities

 None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information

 None.

Item 6.	Exhibits

The following exhibits are filed herewith:

Exhibit
Number	Document

3(i).1	Amended and Restated Articles of Association of the Registrant (1)

3(ii).1	Amended and Restated Memorandum of Association of the Registrant (1)

4.1	Specimen Share Certificate (1)

10.1	Translation of Form of Employment Agreement between Registrant and Executive Officer of the Registrant (1)

10.2	Translation of Exclusive Technical and Consulting Service Agreement for Tranhold (1)

II-1

10.3	Translation of Management Fee Payment Agreement for Tranhold (1)

10.4	Translation of Proxy Agreement for Tranhold (1)

10.5	Translation of Equity Interest Pledge Agreement for Tranhold (1)

10.6	Translation of Exclusive Equity Interest Purchase Agreement for Tranhold (1)

10.7	Translation of Exclusive Technical and Consulting Service Agreement for Yanyu (1)

10.8	Translation of Management Fee Payment Agreement for Yanyu (1)

10.9	Translation of Proxy Agreement for Yanyu (1)

10.10	Translation of Equity Interest Pledge Agreement for Yanyu (1)

10.11	Translation of Exclusive Equity Interest Purchase Agreement for Yanyu (1)

10.14	Translation of Operating Agreement for Yanyu (1)

10.15	Translation of Operating Agreement for Tranhold (1)

10.16	Translation of Exclusive Technical and Consulting Service Agreement for BSST (2)

10.17	Translation of Management Fee Payment Agreement for BSST (2)

10.18	Translation of Operating Agreement for BSST (2)

10.19	Translation of Equity Interest Pledge Agreement for BSST (2)

10.20	Translation of Exclusive Equity Interest Purchase Agreement for BSST (2)

10.21	Translation of Proxy Agreement for BSST (2)

10.22	2011 Stock Option Plan (3)

21.1	Subsidiaries of the Registrant (5)

31.1	Certifications pursuant to Rule 13a-14(a) or 15(d)-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (5)

31.2	Certifications pursuant to Rule 13a-14(a) or 15(d)-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (5)

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (5)

32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (5)

99.2	Audit Committee Charter (6)

101.INS	XBRL Instance Document (7)

101.SCH	XBRL Taxonomy Extension Schema Document (7)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (7)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (7)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (7)

II-2

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (7)

(1)	Incorporated by reference to the registrant’s registration statement on Form S-1, File no. 333-158393, filed on April 3, 2009, as amended.
(2)	Incorporated by reference to the registrant’s Form 10-K, SEC Accession No. 0001193125-11-080197, filed on March 29, 2011.
(3)	Incorporated by reference to the registrant’s Form 10-K, SEC Accession No. 0001144204-12-017170, filed on March 26, 2012.
(4)	Incorporated by reference to the registrant’s Form 10-Q, SEC Accession No. 0001144204-11-064756, filed on November 15, 2011.
(5)	Filed herewith.
(6)	Incorporated by reference to the registrant’s Form 10-K, SEC Accession No. 0001193125-10-065797, filed on March 24, 2010.
(7)	Furnished herewith. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

II-3

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tri-Tech Holding Inc.

May 14, 2012	By:	/s/ Peter Dong
Peter Dong
Chief Financial Officer
(Principal Financial and Accounting Officer) and
Duly Authorized Officer

II-4

TRI-TECH HOLDING INC. AND SUBSIDIARIES

Consolidated Financial Statements

For the quarters ended March 31, 2012 and 2011

TRI-TECH HOLDING INC. AND SUBSIDIARIES

Index to Financial Statements

Page
CONSOLIDATED BALANCE SHEETS	F-2
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME	F-3
CONSOLIDATED STATEMENTS OF CASH FLOWS	F-4
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-5 – F-24

TRI-TECH HOLDING INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2012	December 31,
	(Unaudited)	2011
ASSETS
Current assets
Cash	$7,540,590	$11,935,746
Restricted cash	1,804,942	2,087,920
Accounts and notes receivable, net of allowance for doubtful accounts of $772,746 and $619,062 as of March 31, 2012 and December 31 2011, respectively	22,929,651	19,888,084
Unbilled revenue	20,194,207	7,254,830
Other receivables	3,970,446	2,761,548
Inventories	6,947,919	7,705,752
Deposits on projects	1,542,465	1,212,691
Prepayments to suppliers and subcontractors	5,188,932	4,908,697
Total current assets	70,119,152	57,755,268
Long-term unbilled revenue	55,815,367	59,298,740
Plant and equipment, net	1,485,412	1,436,838
Construction in progress	4,612,933	4,566,934
Intangible assets, net	11,406,325	11,609,662
Long-term investment	5,409	—
Long-term restricted cash	2,547,834	2,541,958
Goodwill	1,441,278	1,441,278
Total Assets	$147,433,710	$138,650,678
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$4,421,362	$11,401,187
VIE notes payable	1,118,059	1,176,197
Costs accrual on projects	28,962,105	19,402,047
Advance from customers	1,255,283	1,886,607
Other payables	12,525,641	10,784,132
Accrued liabilities	334,653	379,357
Payable on investment consideration	812,841	895,000
Income taxes payable	—	154,519
Deferred income taxes	964,393	358,519
Short-term bank borrowing (including VIE short-term borrowing of the consolidated VIEs without recourse to Tri-Tech Holdings of $2,696,488 and $2,296, 895 as of March 31, 2012 and December 31, 2011, respectively)	11,434,553	8,010,365
Total current liabilities	61,828,890	54,447,930
Noncurrent deferred income taxes	3,168,670	3,455,823
Total Liabilities	64,997,560	57,903,753
Equity
Tri-Tech Holding Inc. shareholders' equity
Ordinary shares ($0.001 par value, 30,000,000 shares authorized; 8,203,299 and 8,203,299 shares issued as of March 31, 2012 and December 31,2011, respectively)	8,203	8,203
Additional paid-in-capital	48,863,220	48,772,307
Statutory reserves	1,866,994	1,866,994
Retained earnings	21,120,511	19,682,386
Treasury shares (21,100 shares in treasury as of March 31, 2012 and December 31,2011, respectively)	(193,750)	(193,750)
Accumulated other comprehensive income	4,772,534	4,593,046

Total Tri-Tech Holding Inc. shareholders' equity	76,437,712	74,729,186
Noncontrolling interests	5,998,438	6,017,739
Total shareholders' equity	82,436,150	80,746,925
Total liabilities and equity	$147,433,710	$138,650,678

See notes to consolidated financial statements

TRI-TECH HOLDING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For The Three Months Ended March 31,
	2012	2011
	(Unaudited)	(Unaudited)
Revenues:
System integration	$18,532,662	$15,870,494
Hardware products	688,650	1,682,717
Total revenues	19,221,312	17,553,211
Cost of revenues
System integration	13,584,217	11,650,749
Hardware products	419,595	892,282
Total cost of revenues	14,003,812	12,543,031
Gross profit	5,217,500	5,010,180
Operating expenses:
Selling and marketing expenses	838,993	314,173
General and administrative expenses	2,853,360	2,066,794
Research and development expenses	68,870	39,985
Total operating expenses	3,761,223	2,420,952
Income from operations	1,456,277	2,589,228
Other income (expenses):
Other income (expense)	672,495	(18,229)
Interest income	41,774	14,162
Interest expense	(435,773)	—
Investment gain	5,409	—
Fair value change on contingent investment consideration	7,000	—
Total other income (expenses), net	290,905	(4,067)
Income before provision for income taxes	1,747,182	2,585,161
Provision for income taxes	314,493	405,636
Net income	1,432,689	2,179,525
Less: Net (loss) income attributable to non-controlling interests	(5,436)	480,544
Net income attributable to Tri-Tech Holding Inc. shareholders	$1,438,125	$1,698,981
Net income	1,432,689	2,179,525
Other comprehensive income
Foreign currency translation adjustment	193,353	513,497
Comprehensive income	1,626,042	2,693,022
Less: Comprehensive income attributable to non-controlling interests	8,429	454,234
Comprehensive income attributable to Tri-Tech Holding Inc.	$1,617,613	$2,238,788
Net income attributable to Tri-Tech Holding Inc. shareholders per share:
Basic	$0.18	$0.21
Diluted	$0.17	$0.21
Weighted average number of ordinary shares outstanding:
Basic	8,208,480	8,055,720
Diluted	8,317,224	8,155,222

See notes to consolidated financial statements

TRI-TECH HOLDING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Three Months Ended March 31,
	2012	2011
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income	$1,432,689	$2,179,525
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of option share-based compensation	90,913	87,131
Depreciation and amortization	285,479	187,395
Provision for doubtful accounts	152,717	133,808
Fair value change on contingent investment consideration	(7,000)	—
Gain on investment in joint venture	(5,409)	—
Deferred income taxes	314,493	405,636
Changes in operating assets and liabilities:
Accounts and notes receivable	(3,160,643)	2,802,576
Unbilled revenue	(8,837,581)	(12,074,559)
Other receivables	(1,258,278)	(162,855)
Inventories	762,767	(72,988)
Prepaid expenses	(133,743)	—
Prepayments	(267,700)	(1,692,754)
Accounts payable	(5,294,693)	8,738,957
Notes payable	(59,248)	—
Cost accrual on projects	10,693,084	—
Customer deposits	(634,643)	541,104
Other payables	(1,856,643)	(1,096,557)
Accrued liabilities	(74,183)	(113,534)
Taxes payable	(154,840)	(58,946)
Net cash used in operating activities	(8,012,462)	(196,061)
Cash flows from investing activities:
Restricted cash	280,518	(592,554)
Payable on investment consideration	(75,159)	—
Payment of loan to joint venture	(250,000)	—
Payment to purchase plant and equipment	(118,550)	(25,664)
Payment to purchase intangible assets	—	(162,156)
Addition of construction in progress	(41,125)	(108,178)
Collection of loan to third-party companies	300,000	—
Payment of loan to third-party companies	(190,253)	—
Net cash used in investing activities	(94,569)	(888,552)
Cash flows from financing activities:
Proceeds from exercising options into ordinary shares	—	454,009
Proceeds from short-term bank borrowing	3,408,695	—
Payment of installment of purchasing vehicle	—	(11,313)
Proceeds from loan from third-party companies	215,620	—
Payment of loan from third-party companies	(307,258)	—
Net cash provided by financing activities	3,317,057	442,696
Effect of exchange rate fluctuation on cash and cash equivalents	394,818	93,690
Net decrease in cash and cash equivalents	(4,395,156)	(548,227)
Cash and cash equivalents, beginning of period	$11,935,746	$23,394,995
Cash and cash equivalents, end of period	$7,540,590	$22,846,768
Supplemental disclosure of cash flow information:
Income taxes paid	$154,361	$75,646
Interest paid on debt	$151,606	$—

See notes to consolidated financial statements

1.	Company Background

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

TRIT currently has twelve subsidiaries, VIEs and joint venture partnership: (1) Tri-Tech International Investment, Inc. (“TTII”), (2) Tri-Tech (Beijing) Co., Ltd. (“TTB”), (3) Beijing Satellite Science & Technology Co. (“BSST”), (4) Tianjin Baoding Environmental Technology Co., Ltd. (“Baoding”), (5) Tranhold Environmental (Beijing) Tech Co., Ltd. (“Tranhold”), (6) Beijing Yanyu Water Tech Co., Ltd. (“Yanyu”), (7) Tri-Tech Infrastructure LLC, a Delaware limited liability company (“TIS”), (8) Ordos Tri-Tech Anguo Investment Co., Ltd. (“TTA”), (9) Beijing Huaxia Yuanjie Water Technology Co., Ltd (“Yuanjie”), (10) Buerjin Tri-Tech Industrial Co. Ltd. (“Buerjin”), (11) Tri-Tech Infrastructure (India) Pvt., Ltd. (“TII”), and (12) Xushui Tri-Tech Sheng Tong Investment Co.,Ltd (“Xushui”). The corporate structure is as follow:

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

On March 8, 2012, Xushui was established in Hebei Province. The registered capital amount is RMB15,000,000, or $2,372,104. TTB has 100% of control over Xushui. RMB3,000,000, or $474,421, has been paid.

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

2.	Summary of Significant Accounting Policies

Principles of consolidation and basis of presentation

The accompanying consolidated balance sheet as of December 31, 2011, which has been derived from audited financial statements, and the unaudited interim consolidated financial statements as of March 31, 2012 and for the three month periods ended March 31, 2012 and 2011 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, which are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation. The interim financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of March 31, 2012, its consolidated results of operations and cash flows for the three month periods ended March 31, 2012 and 2011, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

Restricted Cash

The current restricted cash balance at March 31, 2012 and December 31, 2011 was $1,804,942 and $2,087,920, respectively. The long-term restricted cash balance at March 31, 2012 and December 31, 2011 was $2,547,834 and $2,541,958 respectively. The restricted cash was deposited as collateral in exchange of the issuance of letters of credit.

Accounts and Notes Receivable

Accounts and notes receivable are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts as needed. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company makes an allowance for doubtful accounts based on the aging of accounts receivable and on any specifically identified accounts receivable that may become uncollectible.

Inventories

The Company values inventory at the lower of cost or net realizable value and determines inventory using the weighted average cost method. Inventory consists of raw materials, finished goods, and work-in-progress, which includes the cost of direct labor, materials and direct overhead costs related to the projects.

Long-term Unbilled Receivables

The Company obtained several Build-Transfer (“BT”) contracts with billing cycles of over three years in recent years. Due to the nature of the BT projects, the related revenue has been discounted and recorded as long-term unbilled receivables and the discount rate is the 3-year nominal interest rate of 5.4%, set by the People’s Bank of China, the PRC’s central bank. For the contract that a specific discount rate is agreed in the contract, that specific rate is applied. These projects are funded by local governments with central government project appropriation, so the Company does not have any collection risk on such projects.

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

Intangible Assets

The Company amortizes acquired intangible assets with definite lives on a straight-line basis over their expected useful economic lives. The company also performs impairment test if events or changes in circumstances indicate that the assets might be impaired.

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

Goodwill

Goodwill represents the excess of the fair value of consideration transferred (plus the fair value of the non-controlling interest, if any) over fair value of the net assets acquired (including recognized intangibles). Goodwill is not amortized; rather, impairment tests are performed at least annually or more frequently if circumstances indicate impairment may have occurred. If impairment exists, goodwill is immediately written down to fair value and the loss is recognized in the consolidated income statements. The Company assesses impairment at period end or whenever events or changes indicate that, more likely than not, the carrying value of goodwill has been impaired. The Company uses the income approach to estimate the fair value of the reporting unit of the goodwill. The income approach is based on the long-term projected future cash flows of the operating segments. The Company discounts the estimated cash flows to present value using a weighted-average cost of capital that considers factors such as the timing of the cash flows and the risks inherent in those cash flows.

 Revenue Recognition

The Company’s revenues consist primarily of three categories: (i) System Integration, (ii) Hardware Product Sales, and (iii) Software Product Sales. The Company recognizes revenue when there is evidence of arrangement, the consideration to be received is fixed or determinable, products delivered, or services rendered, and collectability ensured.

For System Integration, sales contracts are usually structured with fixed price or fixed unit price. The contract periods range from two months to approximately three years in length. The Company recognizes revenue from these contracts following the percentage-of-completion method, measured by different stages of completion in accordance with ASC 605-35, “Construction-Type and Production-Type Contracts”. Only if the actual implementation status meets the established stage will the Company recognize the relevant portion of the revenue. There are four major stages for the System Integration revenue recognition: (a) the completion of project design, (b) the delivery of products, (c) the completion of debugging, and (d) inspection and acceptance. For BT projects, such as the Ordos drinking water plant project, the Company recognizes the project revenue using the man-power hours as the measurement for percentage of completion.

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

Translation adjustments amounted to $4,772,534 and $4,593,046 as of March 31, 2012 and December 31, 2011, respectively. The Company translated balance sheet amounts with the exception of equity at March 31, 2012 at RMB6.2943 to US$1.00 as compared to RMB6.3009 to US$1.00 at December 31, 2011. The Company stated equity accounts at their historical rate. The average translation rates applied to income statement accounts for the three-month periods ended March 31, 2012 and 2011 were RMB6.3074 and RMB6.5832 to US$1.00, respectively.

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

The Company adopted Financial Accounting Standards Board (“FASB”) accounting standard codification 740 (ASC 740), as of January 1, 2007. The Company recognizes a tax position as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that the Company believes is more than 50% likely to be realized on examination. For tax positions not meeting the “more likely than not” test, the Company does not record it as a tax benefit. The Company also adopts ASC 740 guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. It had no effect on the Company’s financial statements as of March 31, 2012 and December 31, 2011. The Company did not have any significant unrecognized uncertain tax positions as of March 31, 2012 and December 31, 2011.

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

The Company recognizes compensation expense for all share-based payment awards made to the employees and directors. The fair value of share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of share-based awards at the grant date requires considerable judgment, including estimating expected volatility, expected term and risk-free rate. The expected term is based upon the period of time for which the share option is expected to be outstanding. The expected volatility of the share options is based upon the historical volatility of our share price. The risk-free interest rate assumption is based upon China international bond rates for a comparable period. If factors change and we employ different assumptions, share-based compensation expense may differ significantly from what we have recorded in the past.

Earnings per Share

Basic EPS excludes dilution and is computed by dividing net income (loss) attributable to ordinary shareholders by the weighted average number of ordinary shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue ordinary shares (convertible preferred stock, forward contract, warrants to purchase ordinary share, contingently issuable shares, ordinary share options and warrants and their equivalents using the treasury stock method) were exercised or converted into ordinary shares. The Company excludes potential ordinary shares in the diluted EPS computation in periods of losses from continuing operations, as their effect would be anti-dilutive.

The Company has granted 525,500 options to our key employees and 185,000 warrants to the placement agent in our IPO and to our investor relations consultant, all of which are included when calculating the diluted earnings per share. As of March 31, 2012, 170,000 warrants had been exercised at a price equal to $8.10 per share.

During the first financing after IPO, the Company has also agreed to issue the underwriters a warrant to purchase a number of ordinary shares equal to an aggregate of 10% of the ordinary shares sold in the offering, excluding over-allotments. The warrants will have an exercise price equal to 145% of the offering price. Accordingly, in April 2010, the Company issued 214,275 warrants with exercise price per share of $20.30. These warrants have anti-dilutive effect due to the fact that the weighted average exercise price per share of these warrants is higher than the weighted average market price per share of ordinary share during the three-month periods ended March 31, 2012 and 2011.

Comprehensive Income

Comprehensive income includes all changes in equity except those resulting from investments by owners and distributions to owners. The Company has chosen to report comprehensive income in the statements of income and comprehensive income.

Financial Instruments

The Company carries financial instruments, which consists of cash and cash equivalents, accounts receivable, accounts payable, short-term bank borrowings and other payables at cost, which approximate fair value due to the short-term nature of these instruments. The Company does not use derivative instruments to manage risks.

Segments

The Company identifies segments by reference to its internal organization structure and the factors that management uses to make operating decisions and assess performance.

Recently Issued Accounting Pronouncements

In the first quarter of 2012, no new ASUs were issued by the Financial Accounting Standards Board (“FASB”).

3.	Business Combinations

J&Y International Inc.

To expand its technical and geological market profile, on June 9, 2011, the Company acquired the total operating assets of J&Y International Inc. (“J&Y”), a water treatment company based in Wisconsin, USA, inclusive of its technology know-how, design prints, etc. The total purchase price was estimated to be $1,500,000 in the form of cash and ordinary shares as of the acquisition date, of which $488,000 payment in cash and 35,974 ordinary shares, at the price on the trading day prior to the closing at $7.61 per share with a total amount of $277,000, should be paid and issued at closing. The remaining payment of $735,000 subject to adjustment was deferred and paid by the issuance of ordinary shares, including:

1)	$200,000 payable upon a specific contract granted. In November 2011, the Company earned the specific contract. By the date of issuing financial statements, the $200,000 payable has not been paid yet. The Company paid the amount in April 2012.
2)	$200,000 payable upon a specific contract completion and receipt of payment excluding retainer. The contract is expected to complete by the end of year 2012.
3)	In the event the specific contract is not granted, the shares in 1) and 2) shall not be issued;
4)	$335,000 payable based on the specific threshold of performance EBITDA generated in connection with a specific contract. By the date of issuing financial statements, the amount was not paid. The amount will be subject to the performance EBITDA.

5)	If the seller sells the issued shares at a price less than $7.61 within one calendar year after the expiration of the restriction period, the Company shall pay the seller shortfall in cash as the make good amount.

The above contingent consideration was classified as a liability as of June 9, 2011, the closing date. The fair value of the contingent consideration as of March 31, 2012 and December 31, 2011was estimated at $888,000 and $895,000 pursuant to the official appraisal reports from an assessment agency. $75,159 was paid during the three-month period ended March 31, 2012, therefore the outstanding contingent consideration payable as of March 31, 2012 and December 31, 2011 was $812,841 and $895,000, respectively.

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

Proxy Agreement -- Each of the shareholders of Yanyu, Tranhold and BSST (other than the SOE Shareholder of Yanyu) has executed a Proxy Agreement authorizing TTB to exercise any and all shareholder rights associated with his ownership in Yanyu or Tranhold or BSST, as appropriate, including the right to attend shareholders’ meetings, the right to execute shareholders’ resolutions, the right to sell, assign, transfer or pledge any or all of the equity interest in Yanyu or Tranhold or BSST, as appropriate, and the right to vote such equity interest for any and all matters.

Equity Interest Pledge Agreement -- TTB and the shareholders of each of Tranhold, BSST and Yanyu, (other than the SOE Shareholder of Yanyu) have entered in Equity Interest Pledge Agreements, pursuant to which each such shareholder pledges all of his shares of Tranhold, Yanyu or BSST, as appropriate, to TTB. If Tranhold, Yanyu or BBST or any of its respective shareholders (other than the SOE Shareholder of Yanyu) breaches its respective contractual obligations, TTB, as pledgee, will be entitled to certain rights, including the right to foreclose on the pledged equity interests. Such Tranhold, BSST and Yanyu shareholders have agreed not to dispose of the pledged equity interests or take any actions that would prejudice TTB’s interest. According to this agreement, TTB has absolute rights to obtain any and full dividends related to the equity interest pledged during the term of the pledge.

Exclusive Equity Interest Purchase Agreement -- Each of the shareholders of Tranhold, Yanyu and BSST (other than the SOE Shareholder of Yanyu) has entered into an Exclusive Equity Interest Purchase Agreement, which provides that TTB will be entitled to acquire such shares from the current shareholders upon certain terms and conditions, if such a purchase is or becomes allowable under PRC laws and regulations. The Exclusive Equity Interest Purchase Agreement also prohibits the current shareholders of each of Tranhold, Yanyu and BSST, (other than the SOE Shareholder of Yanyu) from transferring any portion of their equity interests to anyone other than TTB. TTB has not yet taken any corporate action to exercise this right of purchase, and there is no guarantee that it will do so or will be permitted to do so by applicable law at such time as it may wish to do so.

Operating Agreements -- TTB, Tranhold, Yanyu and each of their respective shareholders (other than the SOE Shareholder of Yanyu) have entered into an Operating Agreement on July 3, 2009, TTB, BSST and each of their respective shareholders have entered into an Operating Agreement on July 26, 2010, which requires TTB to guarantee the obligations of each of Tranhold, Yanyu and BSST in their business arrangements with third parties. Each of Tranhold, Yanyu and BSST, in return, agrees to pledge its accounts receivable and all of its assets to TTB. Moreover, each of Tranhold, Yanyu and BSST, agrees that without the prior consent of TTB, such company will not engage in any transactions that could materially affect its assets, liabilities, rights or operations, including, without limitation, incurrence or assumption of any indebtedness, sale or purchase of any assets or rights, incurrence of any encumbrance on any of its assets or intellectual property rights in favor of a third party or transfer of any agreements relating to its business operation to any third party. Pursuant to these operating agreements, TTB provides guidance and instructions on each of Tranhold, Yanyu and BSST’s daily operations and financial affairs. The contracting shareholders of each of Tranhold, Yanyu and BSST, must designate the candidates recommended by TTB as their representatives on their respective boards of directors. TTB has the right to appoint and remove senior executives of each of Tranhold, Yanyu and BSST.

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

The total assets and liabilities of our consolidated VIEs as of March 31, 2012 and December 31, 2011 are shown as below, which exclude intercompany balances that are eliminated among the VIEs.

	March 31, 2012	December 31,
	(Unaudited)	2011
ASSETS
Current assets
Cash	$1,745,984	$4,414,701
Restricted cash	974,942	1,192,134
Accounts and notes receivable, net	25,498,079	19,310,636
Unbilled revenue	5,477,181	4,361,317
Other receivables	10,242,549	8,790,816
Inventories	5,255,063	5,950,510
Deposits on projects	1,315,723	983,013
Prepayments to suppliers and subcontractors	2,293,538	1,387,119
Total current assets	52,803,059	46,390,246
Long-term unbilled revenue	2,156,926	2,154,667
Plant and equipment, net	518,163	511,160
Intangible assets, net	4,038,629	4,138,012
Long-term investment	5,855,566	5,855,566
Long-term restricted cash	30,073	26,834
Total Assets	$65,402,416	$59,076,485
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	9,357,320	1,394,883
Notes payable	1,118,059	1,176,197
Costs accrual on projects	9,492,257	8,104,579
Customer deposits	1,147,133	1,920,597
Other payables	22,435,397	19,944,048
Income taxes payable	443,334	10,096
Deferred income taxes	—	328,419
Short-term bank borrowing	2,696,488	2,296,895
Total current liabilities	46,689,988	35,175,714
Total Liabilities	$46,689,988	$35,175,714

For the three-month period ended March 31, 2012, the financial performance of the VIEs reported in the consolidated statements of income and comprehensive income includes sales of approximately US$10,770,629, cost of sales of approximately US$8,428,174, operating expenses of approximately US$1,900,044 and net income of approximately US$244,380.

5.	Restricted Cash

As of March 31, 2012, the Company has made deposits several times totaling $4,352,776 as collateral in exchange of the issuance of letters of credit. Letters of credit aggregating $1,804,942 will expire within the next 12 months. The remaining balance of $2,547,834 expires in 2013, and is classified under long-term restricted cash.

6.	Accounts and Notes Receivable, Net

Based on the Company’s assessment, management believes the net balance on each balance sheet date herein was collectable. The gross balance and bad debt provision as of March 31, 2012 and December 31, 2011 are as the following:

	March 31, 2012	December 31,
	(Unaudited)	2011
Accounts receivable, gross	$23,611,839	$20,507,146
Less bad debt provision	(772,746)	(619,062)
Notes receivable	90,558	—
Accounts and notes receivable, net	$22,929,651	$19,888,084

The Company records revenue from system integration contracts using the percentage-of-completion method. As of March 31, 2012 and December 31, 2011, the Company had $22,827,425 and $19,826,397 respectively, of accounts receivables using the percentage-of-completion method. All of the Company’s accounts receivable as of March 31, 2012 is expected to be collected within the next twelve months.

The allowance is based on the age of receivables and a specific identification of receivables considered at risk of collection. The following analysis details the changes in the Company’s allowances for doubtful accounts:

	March 31, 2012 (Unaudited)	December 31, 2011
Balance at beginning of the period	$619,062	$427,020
Increase in allowances during the period	153,886	219,456
Reversal in allowances during the period	(202)	(27,135)
Write-offs during the period	—	(279)
Balance at the end of the period	$772,746	$619,062

7.	Unbilled Revenue

For revenues accounted for under this account, we expect the amounts to be collected within one year. For those with a collection period longer than one year, we classify them under “Long-term unbilled revenue” on the consolidated balance sheets.

The unbilled revenue as of March 31, 2012 and December 31, 2011 are as the following:

	March 31, 2012	December 31,
	(Unaudited)	2011
Current unbilled revenue	$20,194,207	$7,254,830
Long-term unbilled revenue	55,815,367	59,298,740
Total unbilled revenue	$76,009,574	$66,553,570

As of March 31, 2012, $7,943,695, or 39% of the current unbilled revenue, and $48,484,117, or 87% of the long-term unbilled revenue was related to the Ordos project. The remaining balance was for various other on-going projects. All of the balances are considered collectible.

8.	Other Receivables

Other receivables consisted of the following:

	March 31, 2012	December 31,
	(Unaudited)	2011
Advances to staff	$1,508,415	$772,770
Loan to third-party companies	1,446,751	1,207,119
Rental Deposit	190,720	186,710
Loan to joint venture	250,000	—
Other	574,560	594,949
Total	$3,970,446	$2,761,548

Advances to staff were mainly for staff with long term assignment overseas for sales and project related work.

Loans to third-party companies were made to business partners for working capital purpose. $500,000 is for short-term of six months with 6% annualized interest rate, the interest income for the three-month period ended March 31, 2012 was $25,726. $667,270 is for one year with annualized interest rate of 12%, the interest income for the three-month period ended March 31, 2012 was $55,403. The remaining $190,649 is for six months with annualized interest rate of 12%, the interest income for the three-month period ended March 31, 2012 was $7,703.

On February 23, 2012, a loan of $250,000 was made to TII, a joint venture that the Company has 30% shareholding, for working capital purpose. The loan is for short-term of six months without interest rate.

9.	Inventories

Inventories consisted of the following:

	March 31, 2012 (Unaudited)	December 31, 2011
Raw materials	$2,350,061	$1,835,715
Finished goods	1,497,642	589,887
Project work-in-progress	3,100,216	5,280,150
Total	$6,947,919	$7,705,752

The Company reviews its inventory periodically for possible obsolete goods and to determine if any reserves are necessary for potential obsolescence. As of March 31, 2012 and December 31, 2011, the Company determined that no reserves were necessary.

10.	Deposits on Projects

Deposits on Projects consisted of the following:

	March 31, 2012 (Unaudited)	December 31, 2011
Current:
Contract deposit	$661,869	$659,568
Bidding deposit	880,596	553,123
Total	$1,542,465	$1,212,691

Contract deposits are paid to customers for the promise that the service or products will be properly and timely provided. Bidding deposits are paid as a deposit for involving in the bidding process. All of the deposits will be utilized within one year.

11.	Plant and Equipment, Net

Plant and equipment consist of the following:

	March 31, 2012 (Unaudited)	December 31, 2011
Transportation equipment	$941,920	$857,812
Office equipment	460,492	435,952
Furniture	414,711	402,842
Buildings	271,801	271,515
Machinery and equipment	137,360	137,217
Total plant and equipment	2,226,284	2,105,338
Less accumulated depreciation	(740,872)	(668,500)
Plant and equipment, net	$1,485,412	$1,436,838

The depreciation expense for the quarters ended March 31, 2012 and 2011 amounted to $71,543 and $60,831, respectively.

12.	Construction in Progress

The construction in progress account captures the balance of construction in progress for the Company’s Baoding research, development and production base in Baodi, Tianjin area. Baoding focuses on technology development, software development, pilot testing, manufacturing and pre-installation/pre-assembly preparation of its proprietary products. The construction of the Baoding research, development and production facility officially started in June 2011. As of March 31 2012, the construction in progress of the Baoding facility totaled at $4,612,933. No remaining commitment for the facility as of March 31, 2012 and December 31, 2011.

13.	Intangible Assets, Net

Intangible assets mainly consist of patents, software, customer lists, land use right and know-how. The patents were invested as capital contribution by the shareholders of Tranhold and Yanyu, and were recorded at the appraisal value as stipulated by the local regulatory authority. According to ASC 845-10-S99, transfers of nonmonetary assets to a company by its promoters or shareholders in exchange for shares prior to or at the time of the company’s initial public offering normally should be recorded at the transferors’ historical cost basis determined under US GAAP. The net book value of the patents invested by the majority shareholders of Yanyu was $488,251 as of March 31, 2012, which only accounted for 0.3% of its total assets as of March 31, 2012. Therefore, the effect from the inclusion of the contributed patents at its fair value instead of historical cost was immaterial. Software was purchased from third parties at the acquisition cost.

All the intangible assets have definite lives, and are amortized on a straight-line basis over their expected useful economic lives. The original costs and accumulated amortization as of March 31, 2012 and December 31, 2011 are as follows:

	March 31, 2012	December 31,
	(Unaudited)	2011
Patents	$2,023,495	$2,021,375
Software	2,881,973	2,878,954
Customer list	1,281,101	1,280,378
Land use right	5,730,184	5,724,181
Know-how	1,219,050	1,218,496
Contract backlog	58,783	58,722
Total intangible assets	13,194,586	13,182,106
Less accumulated amortization	(1,788,261)	(1,572,444)
Intangible assets, net	$11,406,325	$11,609,662

In November 2010, $5,284,854 was paid for a land use right, the amount of which was recorded as long-term prepayment on land use right purchased as of December 31, 2010. On January 18, 2011, the land use right was transferred and accepted by the Company, and the amount started to be included in intangible assets. The amortization of the land use right for 50 years started in January 2011.

The amortization expense for the quarters ended March 31, 2012 and 2011 amounted to $213,939 and $145,016, respectively.

The amortization expense for the following five years and thereafter is expected to be as follows:

For the Years Ended December 31,	Amount
2012	$635,096
2013	820,668
2014	820,668
2015	820,668
2016	613,615
Thereafter	7,695,610
Total	$11,406,325

14.	Investment in Joint Venture

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

For the quarter ended March 31, 2012, net profit for the India joint venture was INR3,053,119, or $60,762. TIS should earn the net profit of INR915,936, or $18,229. After net off $12,820 of the loss brought forward from prior year, $5,409 was recognized as gain on investment in the joint venture for the quarter ended March 31, 2012.

15.	Accounts Payable and Costs Accrual on Projects

This account contains the accounts payable to suppliers and accruals of costs incurred in the projects in accordance with the percentage of completion method.

Accounts payable and project accruals based on progress consisted of the following:

	March 31, 2012 (Unaudited)	December 31, 2011
Accounts payable	$4,421,362	$11,401,187
Costs accrual on projects	28,962,105	19,402,047
Total	$33,383,467	$30,803,234

Of the total accounts payable, 45%, or $1,997,343, was related to building new factories and warehouses in Tianjin. The remaining balance was for various other on-going projects.

Of the total costs accrual on projects, 43%, or $12,470,384, was related to the Ordos projects, which was also the main reason for the increase of the ending balance, and 16%, or $4,634,730 was related to the India projects. The remaining balance was for various other on-going projects.

16.	Other Payables

Other payables consisted of non-project related payables and other tax payables as shown below:

	March 31, 2012 (Unaudited)	December 31, 2011
Loan from third-party companies	$1,205,104	$972,196
Loan from noncontrolling interest investor	6,713,100	6,557,548
Others	535,787	187,038
Non-project related payables	8,453,991	7,716,782

Value-added tax payable	2,450,316	1,367,517
Business tax payable	1,458,897	1,228,441
Others	162,437	471,392
Other taxes payable	4,071,650	3,067,350

Total Other Payables	$12,525,641	$10,784,132

Of the loan from third-party companies, $738,311 was with interest of 1.0% per month and due before the end of 2012. The accrued interest expense was $29,305 as of March 31, 2012. The remaining $437,488 was non-interest bearing, and will due before the end of 2012.

Of the loan from noncontrolling interest investor, $5,957,770 was principal amount for short-term loan from the minority interest investor from TTA, with interest of 1.5% per month due on June 30, 2012. The accrued interest expense was $755,330 as of March 31, 2012. The purpose of this short-term loan was mainly to reduce temporary operational cash pressure.

17.	Short-term Bank Borrowings

The below table presents the short-term bank borrowing interest rates and the amount borrowed as of March 31, 2012 and December 31, 2011.

Bank Name	Interest rate	Terms	As of March 31, 2012 (Unaudited)	As of December 31, 2011
	7.216%	04/15/2011 - 04/14/2012	556,059	555,476
Bank of Hangzhou	7.216%	06/27/2011 - 06/26/2012	953,243	952,245
	7.216%	07/27/2011 - 07/26/2012	790,001	789,174
Citic Bank	8.528%	09/27/2011 - 09/27/2012	$4,766,217	$4,761,225
Bank of Hangzhou	7.872%	11/30/2011 - 11/29/2012	953,243	952,245
Industrial and Commercial Bank of China Limited	7.320%	02/13/2012 - 08/10/2012	397,185	—
Bank of Hangzhou	7.872%	03/20/2012 - 03/19/2013	635,496	—
Industrial and Commercial Bank of China Limited	6.560%	03/31/2012 - 03/29/2013	2,383,109	—
Total short-term bank borrowings			$11,434,553	$8,010,365

$556,059 of the short-term bank borrowings was due on April 14, 2012, and was fully repaid by the Company in April.

18.	Income Taxes

We are subject to income taxes on the entity level for income arising in or derived from the tax jurisdictions in which each entity is domiciled. According to the New Enterprise Income Tax Law (“NEITL”) in China, unified Enterprise Income Tax rate is 25%. However, five of our eight subsidiaries and VIEs in China are subject to certain favorable tax policies as high-tech companies. The effective income tax rate for the three-month ended March 31, 2012 was 18%.

The Company has not recorded tax provision for U.S. tax purposes as it has no assessable profits arising in or derived from the United States and intends to reinvest accumulated earnings in its PRC operations.

The applicable statutory tax rates for our subsidiaries and VIEs in the PRC are as follows:

	Three Months Ended March 31, (Unaudited)
	2012	2011
	%	%
TTB (Tax rate is 15% if passing the high-tech enterprise qualification review, and the probability is very high )	15	7.5
BSST	15	15
Yanyu	15	15
Tranhold	25	25
TTA	25	25
Baoding	15	15
Yuanjie	15	—
Buerjin	25	—
Xushui	25	—
Consolidated Effective Income Tax Rate	18	16

The provision for income tax expense (benefit) from operations consists of the following:

	Three Months Ended March 31,
	(Unaudited)
	2012	2011
Current:
PRC	$—	$—
Deferred:
PRC	314,493	405,636
Total income tax expense	$314,493	$405,636

Significant components of the Company’s deferred tax liabilities are as follows:

	March 31, 2012 (Unaudited)	December 31, 2011
Current:
Deferred income taxes:
Revenue recognition based on percentage of completion	964,393	358,519
Total net deferred tax liabilities	$964,393	$358,519
Long-term:
Noncurrent deferred income taxes:
Revenue recognition based on percentage of completion	2,665,513	2,930,427
Intangible assets valuation in business combination	503,157	525,396
Total net deferred tax liabilities	$3,168,670	$3,455,823

Income tax reconciliation for the three months ended March 31, 2012 and 2011 are as follows:

	Three Months Ended March 31,
	2012	2011
	(Unaudited)	(Unaudited)
PRC statutory tax rate	25%	25%
Taxable income	$1,747,182	$2,585,161
Computed expected income tax expense	436,796	646,290
Effect of preferential tax rates	(122,303)	(240,654)
Income tax expense	$314,493	$405,636

19.	Warrants

As of March 31, 2012 and December 31, 2011, the Company has 229,274 warrants outstanding for ordinary shares. None of these warrants were exercised by March 31, 2012. During the quarters ended March 31, 2012 and 2011, the Company recorded no warrant expenses as general and administrative expenses.

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

The fair value of options on the grant-date of September 9, 2009 was $3.53 per share, which was estimated by using the Black-Scholes Model. The total fair value of the options was $1,855,015. 210,200 and 210,200 options were vested as of March 31, 2012 and December 31, 2011, respectively. 93,700 and 93,700 options were exercised as of March 31, 2012 and December 31, 2011, respectively. 3,600 and 0 options were forfeited during the quarters ended March 31, 2012 and 2011, respectively. A total of 9,000 and 5,400 options were forfeited as of March 31, 2012 and December 31, 2011, respectively.

The Company recognized compensation cost for awards with graded vesting on a straight-line basis over the requisite service period for the entire award. The total option compensation expenses recognized were $ 90,913 and 87,131 for quarters ended March 31, 2012 and 2011, respectively. Another $888,176 will be recognized as general and administrative expense over the 891 days thereafter.

The following table summarizes the outstanding options, related weighted average fair value and life information as of March 31, 2012.

	Options Outstanding			Options Exercisable
Exercise Price Per Share	Number outstanding as of March 31,2012	Weighted Average Fair Value	Weighted average Remaining Life (Years)	Number Exercisable as of March 31,2012	Weighted Average Exercise Price

$6.75	422,800	$3.53	2.44	112,900	$6.75

A summary of option activity under the employee share option plan as of March 31, 2012 and changes during the year then ended is presented below:

Options	Number of shares	Exercise Price	Remaining Life(Years)	Aggregated Intrinsic Value
Outstanding as of January 01, 2012	426,400	$6.75	2.69	$—
Granted during the period	—
Exercised during the period	—
Forfeited during the period	(3,600)
Outstanding as of March 31, 2012	422,800	$6.75	2.44	$219,856

A summary of unvested options under the employee share option plan as of March 31, 2012 and changes during the year then ended is presented below:

Options	Number of Shares	Fair Value
Unvested as of January 01, 2012	309,900	$3.53
Granted during the period	—
Exercised during the period	—	3.53
Forfeited during the period	(3,600)
Unvested as of March 31, 2012	306,300	$3.53

Expected to vest thereafter	306,300	$3.53

21. Net Income per Ordinary Share

The following table presents a reconciliation of basic and diluted net income per share:

	Three Months Ended March 31,
	(Unaudited)
	2012	2011

Net income attributable to Tri-Tech Holding Inc	$1,438,125	$1,698,981
Weighted-average shares of ordinary share used to compute basic net income per share	8,208,480	8,055,720
Effect of dilutive ordinary share equivalents:
Dilutive effect of warrants	—	2,666
Dilutive effect of employee stock options	108,744	96,836
Shares used in computing diluted net income per ordinary share	8,317,224	8,155,222

Basic net income per ordinary share	$0.18	$0.21
Diluted net income per ordinary share	$0.17	$0.21

The dilutive effect comes from 422,800 and 431,800 options to employees for quarters ended March 31, 2012 and 2011, respectively, and 30,207 shares issuable as one of the consideration of business acquisition with J&Y for the quarter ended March 31, 2012. All warrants are having anti-dilutive effect due to the fact that the weighted average exercise price per share of these warrants is higher than the weighted average market price per share of ordinary shares during the quarter ended March 31, 2012.

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

The Company has two major customers who collectively represented approximately 37.1 % of the Company’s revenue for the quarter ended March 31, 2012. One is for India projects, the unbilled revenue with this customer was $5,981,973 and $1,991,902 as of March 31, 2012 and December 31, 2011, respectively. The other is for a BT project in Ordos, the unbilled revenue balance was $56,427,812 and $52,511,711 as of March 31, 2012 and December 31, 2011, respectively. No other customers represented more than 10% of the Company’s sales for the quarters ended March 31, 2012 and 2011.

The five major customers represented approximately 53.0 % of the Company’s sales for the quarter ended March 31, 2012.

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

The Company’s subsidiaries and VIEs in China are required to participate in the social security plan operated by the local municipal government. The Company is required to contribute approximately 20% of its payroll costs, subject to certain caps with reference to average municipal salary, to the employees’ social security fund. The Company charges contributions to its income statement as they become payable in accordance with the local government requirements. The aggregate contributions of the Company to the employees’ social security plan amounted to $89,182 and $52,136 for the three months periods ended March 31, 2012 and 2011, respectively.

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

As of March 31, 2012 and December 31, 2011, the statutory reserve was both $1,866,994.

25.	Commitments and Contingencies

Operating Leases

As of March 31, 2012, the Company had commitments under certain operating leases, requiring annual minimum rentals as follows:

For the Years Ended December 31,	Amount
2012	$610,384
2013	471,053
2014	154,535
Total	$1,235,972

The leased properties are principally located in the PRC and are used for administration and research and development purposes. The terms of these operating leases vary from one to five years. Pursuant to the contracts, when they expire, we have the rights to extend them with new negotiated prices. Rental expenses were $247,511 and $183,287 for the quarters ended March 31, 2012 and 2011, respectively.

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

For the Three Months Ended March 31, 2012 and 2011(Unaudited)
	Segment 1		Segment 2		Segment 3		Total
	2012	2011	2012	2011	2012	2011	2012	2011
Revenues	$8,406,973	12,904,386	6,254,590	1,641,059	4,559,749	3,007,766	$19,221,312	17,553,211
Cost of revenues	5,924,264	9,621,997	4,521,154	868,608	3,558,394	2,052,426	14,003,812	12,543,031
Operating expenses:
Selling and marketing expenses	225,626	109,058	426,290	150,728	187,077	54,387	838,993	314,173
General and administrative expenses	1,530,415	741,138	622,294	495,238	700,651	830,418	2,853,360	2,066,794
Research and development	5,751	—	63,119	39,985	—	—	68,870	39,985
Total operating expenses	1,761,792	850,196	1,111,703	685,951	887,728	884,805	3,761,223	2,420,952
Other income (expenses), net	347,415	(5,653)	(40,916)	(65)	(15,594)	1,651	290,905	(4,067)
Income before income taxes	$1,068,332	2,426,540	580,817	86,435	98,033	72,186	$1,747,182	2,585,161

Assets by Segment

The Company evaluates its assets by segment to generate information needed for internal control, resource allocation and performance assessment. This information also helps management to establish a basis for asset realization, determine insurance coverage, assess risk exposure, and meet requirements for external financial reporting.

Segment assets of the Company are as follows:

Segment Assets	Segment 1	Segment 2	Segment 3	Total
As of March 31, 2012	$87,478,382	$32,906,620	$27,048,708	$147,433,710
As of December 31, 2011	$84,910,147	$26,081,474	$27,659,057	$138,650,678

27. Subsequent Events

According to the terms of acquisition agreement with J&Y International Inc., 30,207 shares were issued to J&Y’s original shareholder, as part of the consideration on April 16, 2012, at a price of $7.61,

