Form 10-Q/A
period 2012-06-30
Tri-Tech Holding, Inc.
filed 2012-09-17
CIK 1460801

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

The Company is authorized to issue 30,000,000 ordinary shares, $0.001 par value per share. As of the date of this report, the Company has 8,218,406 ordinary shares outstanding, excluding 21,100 treasury shares.

Explanatory Note

Tri-Tech Holding Inc. is filing this Amendment No. 1 (the “Form 10-Q/A”) to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (the “Form 10-Q”), filed with the U.S. Securities and Exchange Commission (“SEC”) on August 14, 2012, for the sole purpose of furnishing the Interactive Data File as Exhibit 101 in accordance with Rule 405(a)(2)(ii) of Regulation S-T.

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

2

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

3

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tri-Tech Holding Inc.

September 17, 2012	By:	/s/ Peter Dong
Peter Dong
Chief Financial Officer
(Principal Financial and Accounting Officer)

4