Form 10-Q
period 2012-09-30
Tri-Tech Holding, Inc.
filed 2012-11-15
CIK 1460801

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

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

The Company is authorized to issue 30,000,000 ordinary shares, $0.001 par value per share. As of November 14, the Company has 8,218,406 ordinary shares outstanding, excluding 21,100 treasury shares.

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

Company Overview

Tri-Tech Holding Inc. (the “Company” or “we”) is a leading provider of integrated solutions, products and technologies to water resource management and environmental protection industries. The Company has successfully implemented projects throughout the world, including China, India, the Middle East and North America..

The Company aims to provide tailored solutions to complex environmental challenges faced by both public and private sectors in China and beyond. Its clientele consists of a combination of government agencies, municipalities, and industrial entities.

The Company’s principal executive offices are located at the 16th Floor of Tower B, Renji Plaza, 101 Jingshun Road, Chaoyang District, Beijing 100102 China. The telephone number at this address is +86 (10) 5732-3666. Its ordinary shares are traded on the NASDAQ Capital Market under the symbol “TRIT.” The Company’s website, www.tri-tech.cn, provides a variety of information including current, quarterly and annual reports.

Principal Products, Services and Their Markets

The Company operates in three segments: (i) Water, Wastewater Treatment and Municipal Infrastructure (“WWTM”), (ii) Water Resource Management System and Engineering Services (“WRME”), and (iii) Industrial Pollution Control and Safety (“IPCS”). Through its subsidiaries, variable interest entities (“VIE”) and joint venture partnership, the Company:

•	Provides proprietary and third-party products, integrated systems and other services for the purposes of water resource monitoring, development, utilization and protection;
•	Designs water works and customized facilities for reclaiming and reusing water and sewage treatment for China’s municipalities;
•	Designs systems that track natural waterway levels for flood and drought control, monitor groundwater quality, manage water resources and irrigation systems; and
•	Provides systems for volatile organic compound (“VOC”) abatement, odor control, water and wastewater treatment, water recycling facilities design, project engineering, procurement and construction for petroleum refineries, petrochemical and power plants as well as safe and clean production technologies for oil and gas field exploration and pipelines.

Business Segments

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

Segment 3: Industrial Pollution Control and Safety (“IPCS”)

Equipped with a variety of technologies and products, such as zero liquid discharge (“ZLD”),multi-effect evaporation, multi-flash evaporation, as well as emissions control, IPCS focuses on industrial water, wastewater treatment and seawater desalination for industrial production and pollution control in the petroleum and power industries. Projects in this segment include traditional Engineering Procurement Construction (“EPC”) of equipment and modules, and the operation and maintenance of industrial wastewater treatment plants. For petroleum refineries, petrochemical factories and power plants, the Company provides systematic solutions for volatile organic compound abatement, odor control, water and wastewater treatment, and water recycling. The Company also provides safe and clean production technologies for oil and gas field exploration and pipeline transportation.

Critical Accounting Policies

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

PRC Business Tax

Part of revenues from services provided by TTB, Yanyu, Tranhold and BSST are mostly subject to a Chinese business tax of 5% and surtax of 0.5%. One of the projects in Tianjin is subject to a 3% business tax. We pay business tax on gross revenues generated from our shipping agency services minus the costs of services, which are paid on behalf of our customers. The Business tax was terminated in some provinces or categories of China from September,2012, some the Company’s revenues per subjected to Business Tax will subject to a 6% VAT.

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

Revenues by Segment

In the three and nine months ended September 30, 2012, Segment 1 contributed 35.4% and 38.4%, respectively of the total revenues; Segment 2 contributed 36.7% and 35.3%, respectively; and Segment 3 contributed the remaining 27.9% and 26.3%, respectively.

	Three Months Ended September 30, 2012
	Segment 1:	%	Segment 2:	%	Segment 3:	%	Total:	%
System Integration	$6,263,243	97.4%	$5,244,660	78.7%	$4,873,996	96.4%	$16,381,899	90.3%
Hardware Products	$167,694	2.6%	$1,415,778	21.3%	$181,440	3.6%	$1,764,912	9.7%
Total Revenues	$6,430,937	35.4%	$6,660,438	36.7%	$5,055,436	27.9%	$18,146,811	100.0%

The following table provides revenue percentage for each segment and category for the nine months ended September 30, 2012.

	Nine Months Ended September 30, 2012
	Segment 1:	%	Segment 2:	%	Segment 3:	%	Total:	%
System Integration	$23,024,644	99.3%	$18,639,808	87.3%	$14,991,879	94.5%	$56,656,331	93.8%
Hardware Products	$167,694	0.7%	$2,711,220	12.7%	$873,412	5.5%	$3,752,326	6.2%
Total Revenues	$23,192,338	38.4%	$21,351,028	35.3%	$15,865,291	26.3%	$60,408,657	100.0%

Backlog and Pipeline for 2012

Backlog represents the uncompleted projects we have in the current period. The following table provides backlog by segment as of September 30, 2012 and June 30, 2012, respectively. The percentage of change reflects both conversion of backlog to revenue and replacement of completed projects with new projects.

	September 30, 2012		June 30, 2012
	$	% of Total Backlog	$	% of Total Backlog	% Change
Segment 1:	38.8 million	55.1%	41.9 million	52.9%	(7.4)%
Segment 2:	7.9 million	11.2%	12.2 million	15.4%	(35.2)%
Segment 3:	23.7 million	33.7%	25.1 million	31.7%	(5.6)%
Total	70.4 million	100.0%	79.2 million	100.0%	(11.1)%

Pipeline represents the values of projects we have been actively pursuing. The pipeline by the end of September 30, 2012 was $86.7 million in Segment 1, $5.2 million in Segment 2 and $47.1 million in Segment 3.

Secured projects move from pipeline into backlog and backlog to revenue based on percentage of completion, sometimes simultaneously.

The Company’s backlog represents the amount of contract work remaining to be completed, that is, revenues from existing contracts and work in progress expected to be recognized in current period, based on the assumption that these projects will be completed on time according to the project schedules.

Operational Results Overview and Business Trends

The operational result overview and business trends are as follows, contract amounts represent the total amount of signed contracts in certain quarters.

		Operational Result
		Three Months Ended March 31, 2012	Three Months Ended June 30, 2012	Three Months Ended September 30, 2012
Segment 1	Contract Amount	$1,464,966	$3,113,749	$3,233,149
	Revenue	$8,406,973	$8,354,428	$6,430,937
	Cash received	$2,553,003	$12,392,186	$7,972,865
Segment 2	Contract Amount	$13,219,454	$10,426,373	$3,682,382
	Revenue	$6,254,590	$8,436,000	$6,660,438
	Cash received	$3,111,764	$9,047,913	$8,376,037
Segment 3	Contract Amount	$7,298,036	$6,994,743	$5,709,685
	Revenue	$4,559,749	$6,250,106	$5,055,436
	Cash received	$1,567,111	$3,853,130	$2,042,494

Strategies for Growth

Segment 1: Water, Wastewater Treatment and Municipal Infrastructure

Strengthened by our core compentence as an EPC contractor, we will continue seeking BTO and BOT opportunities with favorable payment terms and well-managed risk factors for municipal water/wastewater treatment and water supply, a tendency that has been revealing in the Chinese water market.

Segment 2: Water Resources Management Systems and Engineering Services

Under favorable governmental policies, we will focus on expanding market share in flash flood and river hydrologic monitoring in China and upgrading water resources management programs. Integrated with our technical competence on water informatization, water distribution management in irrigation is one of our future growth goals.

Segment 3: Industrial Pollution Control and Safety

Supported with our R&D and manufacturing center in Baoding, we will develop our core technical competences in thermal evaporation and membrane technologies, such as mechanical vapor compression (MVC) and multi-effect distillation (MED), for the application in industrial wastewater zero liquid discharge (ZLD) and seawater desalination. Our VOC treatment services are strengthening our auxiliary value in this segment.

R&D and Manufacturing Facility

This facility is an essential part of our Company strategy to facilitate the business transition and sustainable development, in which we will centralize the production of common parts for each segment while developing core technologies in thermal evaporators and membrane for practical utilization.

Funding for Continuous Growth

We are actively working with local Chinese banks for possible financial support. In August 2012, we secured a credit line of $6.3 million from China Merchants Bank, $2.4 million of which was used in quarter three to fund our payments to suppliers. The remaining $3.9 million is to be used for project guarantees. The credit lines are to increase our financial flexibility and to optimize the efficiency of our capital structure.

In addition to the lines of credit, we worked with Nanjing Bank and issued a corporate bond of $7.89 million in September 2012, adding a new avenue to fuel our growth.

Principal Suppliers

As independent as we are at selecting general suppliers, we are planning to further develop strategic partnerships with suppliers who provide the Company with key components that contribute to a large portion of our costs.

Customers and Marketing/Distribution Methods

Our top five customers collectively represented approximately 45.9% and 72.7% of our total revenue for the three months ended September 30, 2012 and 2011, respectively. Although we are dependent on our large clients to a certain degree, unlike other commercial businesses, collectability of accounts receivables is relatively secure because our client base consists primarily of government agencies or large state-owned enterprises.

Government Regulation and Approval

In August 2012, the Company, through one of its subsidiaries, received approvals from the Reserve Bank of India to establish project offices in Buxar, Begusarai and Hajipur in Bihar, India.

Employees

As of September 30, 2012, we had 474 total employees of whom 202 (42.6%) were in technical support and project management, 109 (23.0%) were in sales, 13 (2.7%) were in research and development, 47 (10.0%) were in finance, and the remaining 103 (21.7%) were in general and administrative functions.

According to the Company’s financial performance and economic downturn situations, the management is very closely examining and evaluating the manpower vs. workload, and exploring possible measures to cut the expenses, including streamlining the workforce if necessary.

Results of Operations

Overview for the Three and Nine Months Ended September 30, 2012 and 2011

Our operating revenues are primarily derived from system design and integration, hardware product design and manufacturing and sales. Our second quarter results reflected stable growth.

Highlights of our financial results during the three months ended September 30, 2012 include:

•	Total revenues decreased to $18,146,811 in the third quarter of 2012, a decrease of 24.4%, from $23,988,988 in the same period of 2011. This decrease is primarily attributable to the progress of Ordos and India projects. The Ordos project had approached the end, while the India projects were slow to receive Indian regulatory approvals and had less progress than expected.
•	Total cost of revenues decreased by $4,428,708 from $17,910,439 in the third quarter of 2011 to $13,481,731 in the third quarter of 2012. This decrease is due to the decrease of related revenue.
•	Total operating expenses were $4,946,707 for the third quarter of 2012, an increase of 68.0%, compared with the amount in the same period of 2011. Having a big amount of pipeline, we expanded the headcount of sales and administration in quarter three, actively pursuing new projects. This expansion caused the increase of operating expenses.
•	Operating loss was $281,627 in the third quarter of 2012, compared with operating income of $3,134,666 in the third quarter of 2011, representing 1.6% and 13.1% of total revenues in the third quarter of 2012 and 2011, respectively. The decrease was due to the decreased revenue and increased expenses mentioned above.
•	Net loss attributable to TRIT was $677,022 for the third quarter of 2012.

The following are the operating results for the three months ended September 30, 2012 and 2011:

	Three Months Ended September 30, 2012 ($)	% of Sales	Three Months Ended September 30, 2011 ($)	% of Sales	Change ($)	Change (%)
Revenue	18,146,811	100.0%	23,988,988	100.0%	(5,842,177)	(24.4)%
Cost of Revenues	13,481,731	74.3%	17,910,439	74.7%	(4,428,708)	(24.7)%
Selling and Marketing Expenses	1,031,607	5.7%	519,451	2.2%	512,156	98.6%
General and Administrative Expenses	3,908,026	21.5%	2,393,836	10.0%	1,514,190	63.3%
Research and Development Expenses	7,074	0.0%	30,596	0.1%	(23,522)	(76.9)%
Total Operating Expenses	4,946,707	27.3%	2,943,883	12.3%	2,002,824	68.0%
Operating Income	(281,627)	(1.6)%	3,134,666	13.1%	(3,416,293)	(109.0)%
Other Expenses	583,571	3.2%	171,262	0.7%	412,309	240.7%
(Loss) Income before Provision for Income Taxes	(865,198)	(4.8)%	2,963,404	12.4%	(3,828,602)	(129.2)%
Provision for Income Taxes	-	-%	499,577	2.1%	(499,577)	(100.0)%
Net Income	(865,198)	(4.8)%	2,463,827	10.3%	(3,329,025)	(135.1)%
Less: Net (Loss) Income Attributable to Noncontrolling Interests	(188,176)	(1.0)%	526,724	2.2%	(714,900)	(135.7)%
Net (Loss) Income Attributable to TRIT	(677,022)	(3.7)%	1,937,103	8.1%	(2,614,125)	(135.0)%

Critical Performances for the nine months ended September 30, 2012 include:

•	Total revenues decreased to $60,408,657 from $61,744,086, a decrease of 2.2%.
•	Cost of revenues decreased to $44,702,011 in the nine-month period in 2012 from $45,351,139 for the same period last year, a decrease of 1.4%.
•	Total operating expenses increased to $12,902,857 in the first nine months of 2012 from $7,746,176 in the same period 2011, an increase of 66.6%. The most significant contributor to this increase is general and administrative expenses, which increased by 57.8%, from the nine-month period in 2011. Having discouraged revenue for the previous quarter, we increased the headcounts and adjusted our structures hoping to win more tenders, which led to an increase in operating expenses.
•	Operating income for the nine months ended September 30, 2012 was $2,803,789 compared to $8,646,771 for the same period last year, representing a decrease of 67.6%.
•	Net income attributable to TRIT was $2,131,990, a decrease of 60.5%, from $5,397,772 for the same period last year.

The following are the operating results for the nine months ended September 30, 2012 and 2011:

	Nine Months Ended September 30, 2012 ($)	% of Sales	Nine Months Ended September 30, 2011 ($)	% of Sales	Change ($)	Change (%)
Revenue	60,408,657	100.0%	61,744,086	100.0%	(1,335,429)	(2.2)%
Cost of Revenues	44,702,011	74.0%	45,351,139	73.5%	(649,128)	(1.4)%
Selling and Marketing Expenses	2,806,453	4.6%	1,305,774	2.1%	1,500,679	114.9%
General and Administrative Expenses	10,008,932	16.6%	6,343,062	10.3%	3,665,870	57.8%
Research and Development Expenses	87,472	0.1%	97,340	0.2%	(9,868)	(10.1)%
Total Operating Expenses	12,902,857	21.4%	7,746,176	12.5%	5,156,681	66.6%
Operating Income	2,803,789	4.6%	8,646,771	14.0%	(5,842,982)	(67.6)%
Other Expenses	327,016	0.5%	268,396	0.4%	58,620	21.8%
Income before Provision for Income Taxes	2,476,773	4.1%	8,378,375	13.6%	(5,901,602)	(70.4)%
Provision for Income Taxes	601,555	1.0%	1,344,636	2.2%	(743,081)	(55.3)%
Net Income	1,875,218	3.1%	7,033,739	11.4%	(5,158,521)	(73.3)%
Less: Net (Loss) Income Attributable to Noncontrolling Interests	(256,772)	(0.4)%	1,635,967	2.6%	(1,892,739)	(115.7)%
Net Income Attributable to TRIT	2,131,990	3.5%	5,397,772	8.7%	(3,265,782)	(60.5)%

Revenues

Our revenues are subject to value added tax (“VAT”), business tax, urban maintenance and construction tax and additional education surcharges. Among the above taxes, VAT has been deducted from the calculation of revenues.

Our total revenues for the third quarter of 2012 were $18,146,811, a decrease of $5,842,177, or 24.4%, compared with the same period last year. This decrease is primarily attributable to a decrease in the system integration category, from $23,650,312 in the third quarter of 2011 to $16,381,899 in the same period for 2012, or a decrease of 30.7%. We evaluated the potential projects we have been tracking for bidding purposes and removed the BT projects in domestic market to reduce the pressure or risk to cash flow, as these projects typically require significant amounts of capital to be tied up for relatively long periods.

For the nine months ended September 30, 2012, total revenues reached $60,408,657. System integration constituted 93.8% of the total revenue. Hardware product sales revenue constituted the remaining 6.2%.

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

Total cost of revenues was $13,481,731 for the third quarter of 2012, a decrease of $4,428,708, from $17,910,439 in the third quarter of 2011. The system integration category, which was the largest contributor to the revenue decrease, was also the largest contributor to the decrease in cost of revenues, totaling $12,110,593. The decrease in cost of revenues in the system integration category was $5,541,421, from $17,652,014 in the third quarter of 2011. The decrease is mainly a result of the decrease in total revenues.

Total cost of revenues for the nine months ended September 30, 2012 was $44,702,011, a decrease of 1.4%, compared to $45,351,139 for the same period in 2011. The cost for system integration category, totaling $42,303,768, had a decrease of $1,621,571, from $43,925,339 in the same period 2011, while the total hardware products cost increased from $1,424,055 in the same period last year to $2,398,243.

Our gross margin increased from 25.3% in the third quarter of 2011 to 25.7% in the third quarter of 2012.

The gross margin for the nine months ended September 30, 2012 and 2011 was 26.0% and 26.5%, respectively.

Our strategy is to carefully choose higher-margin projects. In the next two to three years, we will continue to look for ways to minimize the negative impact on our gross margin through optimizing product and system design, leveraging bargaining power in procurement, and exploring supply chain financing and local equipment sourcing.

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of compensation, marketing, travel and business entertainment expenses. In the third quarter of 2012, total selling and marketing expenses increased by 98.6%, from $519,451 in the third quarter of 2011 to $1,031,607 in the same period of 2012. This was a result of an increase in compensation-related expenses of $359,425 from $192,778 in the third quarter of 2011 to $552,203 in the same period of 2012, an increase in other selling expenses of $47,173 from $195,589 in the third quarter of 2011 to $242,762 in the same period of 2012, an increase in travel expenses of $80,847, from $61,061 in the third quarter of 2011 to $141,908 in the same period of 2012, and an increase in entertainment expenses of $24,711 from $70,023 in the third quarter of 2011 to $94,734 in the same period of 2012. Increased headcount of sales elevated the total amount of every related expense such as travel expenses, compensation-related expenses, and entertainment expenses.

The selling and marketing expenses for the nine months ended September 30, 2012 totaled $2,806,453, an increase of $1,500,679 from $1,305,774 for the same period last year. This increase was mainly due to headcount increase in sales and rapid geographic expansion. Compensation-related costs increased from $487,668 for the nine-month period ended September 30, 2011 to $1,260,994 for the same period this year, an increase of $773,326. Travel expenses increased from $196,833 for the nine-month period ended September 30, 2011 to $381,168 for the same period this year, an increase of $184,335. Other selling expenses increased from $403,498 for the nine-month period ended September 30, 2011 to $851,312 for the same period this year, an increase of $447,814. Consisting mainly of employee benefits, business promotion, office expenses, vehicle maintenance and bidding expenses, the significant increase in other selling and marketing expenses came mainly from business promotion and bidding expenses. Entertainment expenses increased by $95,205 from $217,774 in the first nine months of 2011 to $312,979 for the same period of 2012.

Selling and marketing expenses for the three and nine months ended September 30, 2012 took up approximately 5.7% and 4.6% of total revenues, respectively.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation costs, rental expenses, professional fees, and other overhead expenses. General and administrative expenses increased by $1,514,190 from $2,393,836 in the third quarter of 2011 to $3,908,026 in the third quarter of 2012. Of this increase, $196,822 was for officers’ salaries, which increased from $223,034 in the third quarter of 2011 to $419,856 in the third quarter of 2012. Salaries for mid-level management, technical support team, and other office staff increased by $219,369 from $548,135 in the third quarter of 2011 to $767,504 in the third quarter of 2012. Of other human resource expenses, endowment and other social insurance increased by 94.6% and 40.6%, respectively, to $100,482 and $126,339, in the third quarter of 2012. Rent increased by 42.0%, from $203,604 in the third quarter of 2011 to $289,033 in the third quarter of 2012 due to office relocation. Professional fees decreased by 16.1%, from $252,629 to $212,007, which was mainly for consulting and legal services. Amortization of intangible assets and software increased by $16,862, from $195,608 in the third quarter of 2011 to $212,470 in the same period of 2012. This increase was due to the purchase of certain software and intangible assets in our acquired subsidiaries and the amortization of land use rights. Depreciation expense increased by $17,058, from $62,139 in the third quarter of 2011 to $79,197 in the third quarter of 2012. Other general and administrative expenses increased by 121.8%, from $766,993 to $1,701,138 in the third quarter of 2012, including mainly office expenses, utilities, travel, communication and other services support. Increased headcount raised the total amount of related expense such as salaries, insurance and travel expenses. We had a $421,376 option expense as a part of other general and administrative expense in quarter three; in addition, our provision for bad debt also affected our general and administrative expenses.

In the first nine months of 2012, we strengthened our administrative support, including human resources and finance functions. Many highly qualified professionals joined us to support the revenue growth. Total general and administrative expenses for the nine months ended September 30, 2012 was $10,008,932, an increase of $3,665,870 from $6,343,062 for the same period last year. Of this increase, $1,006,622 was for compensation-related costs. Of other human resource expenses, endowment and other social insurance increased by 59.1% and 77.2% respectively, or $93,677 and $168,351, in the first nine months of 2012. Rent increased by 44.9% from $563,217 in the first nine months of 2011 to $816,350 in the same period of 2012. Professional fees increased 29.8%, from $603,666 in the first nine month of 2011 to $783,609 for the same period of 2012, mainly due to the exploration of new business. Amortization and depreciation increased by $174,910 and $55,732 respectively. Other general and administrative overhead increased by $1,733,675 for the first nine months of 2012 compared to the same period last year.

General and administrative expenses for the three months and nine months ended September 30, 2012 took up approximately 21.5% and 16.6% of total revenues, respectively.

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

Our operations are subject to income and transaction taxes of China and India. Significant estimates and judgments are required in determining our provision for income taxes. Some of these estimates are based on interpretations of existing tax laws or regulations, as well as predictions related to future changes in these laws and regulations. The ultimate amount of tax liability may be uncertain as a result. We do not anticipate any events which could change these uncertainties.

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

	EIT Rates For The
	Nine Months Ended September 30,
	2012	2011
	%	%
TTB	15	7.5
BSST	15	15
Yanyu	15	15
Tranhold	25	25
TTA	25	25
Baoding	15	15
Yuanjie	15	15
Buerjin	25	—
Xushui	25	—
Consolidated Effective EIT	24	16

The favorable income tax treatment for TTB at 7.5% expired at the end of 2011. Thereafter, the EIT rate became 15%, since TTB continues to qualify as a high-tech company. There is no provision for income tax for the third quarter of 2012.

We have not recorded tax provision for U.S. tax purposes, as we have no assessable profits arising in or derived from the United States and we intend to permanently reinvest accumulated earnings in the PRC operations.

Net (Loss) Income before Income Taxes

In the quarter ended September 30, 2012, our net loss before provision for income taxes was $865,198; a decrease of $3,828,602 compared to net income of $2,963,404 in the same period in 2011.There is no provision for income tax for the third quarter of 2012. In the third quarter of 2012, net loss attributable to shareholders of TRIT was $677,022, a decrease of $2,614,125, from net income of $1,937,103 for the same period of 2011.

For the nine months ended September 30, 2012, our net income before provision for income taxes decreased by 70.4%, from $8,378,375 for the same period last year to $2,476,773. The provision for income taxes decreased by 55.3%, from $1,344,636 to $601,555. The net income attributable to the shareholders of TRIT was $2,131,990, a decrease of 60.5%, from $5,397,772 for the same period in 2011. The net income decreased because revenues did not increase whereas expenses grew quickly to meet increasing business demands. Moreover, we granted options in the second and third quarters which led to a non-cash option expense of $0.9 million.

Liquidity and Capital Resources

As highlighted in the consolidated statements of cash flows, our liquidity and available capital resources are impacted by four key components: (i) cash and cash equivalents, (ii) operating activities, (iii) financing activities, and (iv) investing activities.

Consolidated cash flows for the nine months ended September 30, 2012 and 2011 were as follow:

	Nine Months Ended September 30,
	2012 ($)	2011 ($)	Change ($)
Net Cash Used in Operating Activities	(17,011,378)	(15,235,658)	(1,775,720)
Net Cash Used in Investing Activities	(1,018,357)	(3,164,394)	2,146,037
Net Cash Provided by Financing Activities	18,160,085	7,436,530	10,723,555
Effects of Exchange Rate Changes on Cash and Cash Equivalents	960,482	606,782	353,700
Net Increase (Decrease) in Cash and Cash Equivalents	1,090,832	(10,356,740)	11,447,572
Cash and Cash Equivalents, Beginning of Period	11,935,746	23,394,995	(11,459,249)
Cash and Cash Equivalents, End of Period	13,026,578	13,038,255	(11,677)

Cash and Cash Equivalents

As of September 30, 2012, our cash and cash equivalents amounted to $13,026,578. The restricted cash as of September 30, 2012 and December 31, 2011 amounted to $5,468,583 and $4,629,878, respectively, which are not included in the total amount of cash and cash equivalents. The restricted cash consisted of deposits as collateral for the issuance of letters of credit. Our subsidiaries that own these deposits do not have material cash obligations to any third parties. Therefore, the restriction does not impact our liquidity.

Operating Activities

Net cash used in operating activities was $17,011,378 for the nine months ended September 30, 2012, compared with $15,235,658 in the same period in 2011. The increase of $1,775,720 in operating cash outflow was mainly attributable to our rapid growth and aggressive expansion in new markets in forms of accounts receivables and unbilled receivables. Net accounts receivable increased from $19,888,084  on December 31, 2011 to $20,529,940  on September 30, 2012, an increase of $641,856. Current unbilled revenue increased from $7,254,830 on December 31, 2011 to $19,632,473 on September 30, 2012, an increase of $12,377,643.

	September 30, 2012 ($)	December 31, 2011	Change	Change
	(unaudited)	($)	($)	(%)
Cash	13,026,578	11,935,746	1,090,832	9.1%
Restricted cash, current	2,920,692	2,087,920	832,772	39.9%
Accounts receivable	21,697,027	20,507,146	1,189,881	5.8%
Allowance for doubtful accounts	(1,167,087)	(619,062)	(548,025)	88.5%
Accounts receivable, net	20,529,940	19,888,084	641,856	3.2%
Current unbilled revenue	19,632,473	7,254,830	12,377,643	170.6%

Investing Activities

Net cash used in investing activities was $1,018,357 during the nine months ended September 30, 2012, a decrease of $2,146,037 from net cash used in investing activities of $3,164,394 in the same period of 2011. Currently we do not plan to add capital expenditure on the construction of our Baoding facility as it is close to completion.

Financing Activities

The cash provided by financing activities was $18,160,085 in the nine months ended September 30, 2012, compared to $7,436,530 in the same period of 2011. The increase was due to increased bank borrowings and the corporate bond issued in September 2012.

Effect of Exchange Rate Changes on Cash and Cash Equivalents

The net effect of exchange rate changes was a gain of $960,482 in the nine months ended September 30, 2012, compared to a gain of $606,782 in the same period of 2011.

Restricted Net Assets

Our ability to pay dividends is primarily dependent on receiving distributions of funds from our subsidiaries, VIEs and other affiliates entities, which is restricted by certain regulatory requirements. Relevant Chinese statutory laws and regulations permit payments of dividends by our Chinese affiliates only out of their retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. In addition, our PRC affiliates are required to set aside at least 10% of their after-tax profit after deducting any accumulated deficit based on PRC accounting standards each year to our general reserves until the accumulated amount of such reserves reach 50% of our registered capital. These reserves are not distributable as cash dividends. Our off-shore subsidiaries, TIS and Tri-Tech International Investment, Inc. (“TTII”), do not have material cash obligations to third parties. Therefore, the dividend restriction does not impact our liquidity. There is no significant difference between accumulated profit calculated pursuant to PRC accounting standards and that pursuant to U.S. GAAP. As of September 30, 2012 and December 31, 2011, restricted retained earnings were $1,866,994 for both, and restricted net assets were $4,446,696 and $4,553,729, respectively. Unrestricted retained earnings as of September 30, 2012 and December 31, 2011 were $21,814,376 and $19,682,386, respectively, which were the amounts available for distribution in the form of dividends or for reinvestment.

Working Capital and Cash Flow Management

As of September 30, 2012, our working capital was $11,425,602, with current assets totaling $82,401,496 and current liabilities totaling $70,975,894. Of the current assets, cash and cash equivalents was $13,026,578.

The Company believes its existing balances of cash, cash equivalents and marketable securities will be sufficient to satisfy its working capital needs, capital asset purchases, outstanding commitments, common stock repurchases, dividends on its common stock and other liquidity requirements associated with its existing operations over the next 12 months.

However, we may require additional cash to undertake larger projects or to complete strategic acquisitions in the future. In the event our current capital is insufficient to fund these and other business plans, we may take the following actions to meet such working capital needs:

•	We may look into the possibility of optimizing our funding structure by obtaining short- and/or long-term debt through commercial loans. We are actively exploring opportunities with other major Chinese banks, such as ICBC and CITIC Bank, and we expect to acquire additional lines of credit to gain more project opportunities in the future. Other financing instruments into which we are currently looking include supply chain financing, project financing, trust fund financing and capital leasing.

•	We may improve our collection of accounts receivable. Most of our clients are central, provincial and local governments. We believe that our clients are in good financial conditions. Therefore, we expect good collectability from relatively high accounts receivables. The accounts receivable collection should catch up with our rapid growth in the near future. Given the high interest rate on unpaid contract price for long-term projects, it is possible that some clients may choose to pay before interests start to accrue.

Segment Information

We have three reportable operating segments. The segments are grouped according to the types of goods and services provided and the types of clients that use such goods and services. Total sales and costs are divided among these three segments. We assess each segment’s performance based on net revenue and gross profit on contribution margin.

Segment 1: Water, Wastewater Treatment and Municipal Infrastructure

The following are the operating results for the three months ended and nine months ended September 30, 2012 and 2011 for Segment 1:

	Three months ended September 30,
	2012 ($)	2011 ($)	Change ($)	Change (%)
Revenues	6,430,937	15,544,356	(9,113,419)	(58.6)%
Cost of Revenues	4,892,045	11,479,642	(6,587,597)	(57.4)%
Operating Expenses:
Selling and Marketing Expenses	342,626	193,088	149,538	77.4%
General and Administrative Expenses	1,990,661	1,505,191	485,470	32.3%
Research and Development Expenses	6,087	9,310	(3,223)	(34.6)%
Total Operating Expenses	2,339,374	1,707,589	631,786	37.0%
Other Income (Expenses)	(351,926)	(141,909)	(210,017)	148.0%
(Loss) Income before Provision for Income Taxes	(1,152,408)	2,215,216	(3,367,624)	(152.0)%

	Nine months ended September 30,
	2012 ($)	2011 ($)	Change ($)	Change (%)
Revenues	23,192,338	45,218,375	(22,026,037)	(48.7)%
Cost of Revenues	17,144,264	33,691,392	(16,547,128)	(49.1)%
Operating Expenses:
Selling and Marketing Expenses	790,773	446,023	344,750	77.3%
General and Administrative Expenses	4,910,928	3,443,092	1,467,836	42.6%
Research and Development Expenses	18,005	17,246	759	4.4%
Total Operating Expenses	5,719,706	3,906,361	1,813,345	46.4%
Other Income (Expenses)	96,243	(181,925)	278,168	(152.9)%
Income before Provision for Income Taxes	424,611	7,438,697	(7,014,086)	(94.3)%

Segment 2: Water Resource Management System and Engineering Services

The following are the operating results for the three months ended and nine months ended September 30, 2012 and 2011 for Segment 2:

	Three months ended September 30,
	2012 ($)	2011 ($)	Change ($)	Change (%)
Revenues	6,660,438	3,499,953	3,160,485	90.3%
Cost of Revenues	5,082,450	2,499,569	2,582,881	103.3%
Operating Expenses:
Selling and Marketing Expenses	401,894	251,978	149,916	59.5%
General and Administrative Expenses	887,655	384,287	503,368	131.0%
Research and Development Expenses	987	5,711	(4,724)	(82.7)%
Total Operating Expenses	1,290,536	641,976	648,560	101.0%
Other Expenses	(66,171)	(31,273)	(34,898)	111.6%
Income before Provision for Income Taxes	221,281	327,135	(105,854)	(32.4)%

	Nine months ended September 30,
	2012 ($)	2011 ($)	Change ($)	Change (%)
Revenues	21,351,028	7,455,482	13,895,546	186.4%
Cost of Revenues	15,692,903	4,944,921	10,747,982	217.4%
Operating Expenses:
Selling and Marketing Expenses	1,285,668	617,710	667,958	108.1%
General and Administrative Expenses	2,417,949	1,126,621	1,291,326	114.6%
Research and Development Expenses	69,467	53,959	15,508	28.7%
Total Operating Expenses	3,773,084	1,798,290	1,974,794	109.8%
Other Expenses	(128,413)	(61,568)	(66,845)	108.6%
Income before Provision for Income Taxes	1,756,628	650,703	1,105,925	170.0%

Segment 3: Industrial Pollution Control and Safety

The following are the operating results for the three months ended and nine months ended September 30, 2012 and 2011 for Segment 3:

	Three months ended September 30,
	2012 ($)	2011 ($)	Change ($)	Change (%)
Revenues	5,055,436	4,944,679	110,757	2.2%
Cost of Revenues	3,507,236	3,931,228	(423,992)	(10.8)%
Operating Expenses:
Selling and Marketing Expenses	287,087	74,385	212,702	285.9%
General and Administrative Expenses	1,029,710	504,358	525,352	104.2%
Research and Development Expenses	-	15,575	(-15,575)	(-100)%
Total Operating Expenses	1,316,797	594,318	722,479	121.6%
Other (Expenses) Income	(165,474)	1,920	(167,394)	(8,718.4)%
Income before Provision for Income Taxes	65,929	421,053	(355,124)	(84.3)%

	Nine months ended September 30,
	2012 ($)	2011 ($)	Change ($)	Change (%)
Revenues	15,865,291	9,070,229	6,795,062	74.9%
Cost of Revenues	11,864,844	6,714,826	5,150,018	76.7%
Operating Expenses:
Selling and Marketing Expenses	730,012	242,040	487,972	201.6%
General and Administrative Expenses	2,680,055	1,773,350	906,705	51.1%
Research and Development Expenses	-	26,135	(-26,135)	(-100)%
Total Operating Expenses	3,410,067	2,041,525	1,368,542	67.0%
Other Expenses	(294,846)	(24,903)	(269,943)	1,084.0%
Income before Provision for Income Taxes	295,534	288,975	6,559	2.3%

Assets attributable to each segment as of September 30, 2012 and 2011 are shown below:

Segment Assets	Segment 1	Segment 2	Segment 3	Total
As of September 30, 2012	$91,049,401	$41,901,841	$32,294,133	$165,245,375
As of December 31, 2011	$84,910,147	$26,081,474	$27,659,057	$138,650,678

Contractual Obligations and Commercial Commitments

Operating Leases

As of September 30, 2012, we had commitments under certain operating leases, which require annual minimum rental payments as follows:

For the Years Ended December 31,	Amount
2012	$304,540
2013	854,162
2014	517,233
2015	92,110
Total	$1,768,045

Our leased properties are principally located in Beijing and are used for administration and research and development purposes. The terms of these operating leases vary from one to five years. Pursuant to the lease terms, when the contracts expire, we have the right to extend them with new negotiated prices. The leases are renewable subject to negotiation. Rental expenses were $289,033 and $203,604 for the quarter ended September 30, 2012 and 2011, respectively.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements for the three and nine months ended September 30, 2012 or 2011.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

As of September 30, 2012, the Company carried out an evaluation, under the supervision of and with the participation of management, including the Company’s chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the three month ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.             OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	The section entitled “Use of Proceeds” from the registration statement filed on January 8, 2010, as amended (the “Registration Statement”) is incorporated herein by reference. The effective date of the Registration Statement is April 14, 2010, and the Commission file number assigned to the Registration Statement is 333-164273. The Registration Statement registers the offering of up to 2,366,833 ordinary shares (subject to amendment in accordance with the Securities Act of 1933 and the rules and regulations promulgated thereunder) (the “Offering”). As of September 30, 2012, the Company has spent proceeds from the Offering in accordance with the following chart:

Description of Use	Proposed Expenditure Amount	Actual Expenditures Through September 30, 2012	Percentage Expended
Working Capital	$18,973,000	$18,973,000	100.00%
Mergers & Acquisitions	6,120,000	3,520,858	57.53%
New Product Development	3,366,000	2,745,752	81.57%
Sales & Marketing	2,142,000	2,142,000	100.00%
Total	$30,601,000	$27,381,610	89.48%

(c)        None.

Item 3.	Defaults Upon Senior Securities

 None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information

 None.

Item 6.	Exhibits

The following exhibits are filed herewith:

Exhibit
Number	Document

3(i).1	Amended and Restated Articles of Association of the Registrant (1)

3(ii).1	Amended and Restated Memorandum of Association of the Registrant (1)

4.1	Specimen Share Certificate (1)

10.1	Translation of Form of Employment Agreement between Registrant and Executive Officer of the Registrant (1)

10.2	Translation of Exclusive Technical and Consulting Service Agreement for Tranhold (1)

10.3	Translation of Management Fee Payment Agreement for Tranhold (1)

10.4	Translation of Proxy Agreement for Tranhold (1)

10.5	Translation of Equity Interest Pledge Agreement for Tranhold (1)

10.6	Translation of Exclusive Equity Interest Purchase Agreement for Tranhold (1)

10.7	Translation of Exclusive Technical and Consulting Service Agreement for Yanyu (1)

10.8	Translation of Management Fee Payment Agreement for Yanyu (1)

10.9	Translation of Proxy Agreement for Yanyu (1)

10.10	Translation of Equity Interest Pledge Agreement for Yanyu (1)

10.11	Translation of Exclusive Equity Interest Purchase Agreement for Yanyu (1)

10.14	Translation of Operating Agreement for Yanyu (1)

10.15	Translation of Operating Agreement for Tranhold (1)

10.16	Translation of Exclusive Technical and Consulting Service Agreement for BSST (2)

10.17	Translation of Management Fee Payment Agreement for BSST (2)

10.18	Translation of Operating Agreement for BSST (2)

10.19	Translation of Equity Interest Pledge Agreement for BSST (2)

10.20	Translation of Exclusive Equity Interest Purchase Agreement for BSST (2)

10.21	Translation of Proxy Agreement for BSST (2)

10.22	2011 Stock Option Plan (3)

21.1	Subsidiaries of the Registrant (5)

31.1	Certifications pursuant to Rule 13a-14(a) or 15(d)-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (6)

31.2	Certifications pursuant to Rule 13a-14(a) or 15(d)-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (6)

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (6)

32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (6)

99.2	Audit Committee Charter (7)

101.INS	XBRL Instance Document (8)

101.SCH	XBRL Taxonomy Extension Schema Document (8)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (8)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (8)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (8)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (8)

(1)	Incorporated by reference to the registrant’s registration statement on Form S-1, File no. 333-158393, filed on April 3, 2009, as amended.
(2)	Incorporated by reference to the registrant’s Form 10-K, SEC Accession No. 0001193125-11-080197, filed on March 29, 2011.
(3)	Incorporated by reference to the registrant’s Form 10-K, SEC Accession No. 0001144204-12-017170, filed on March 26, 2012.
(4)	Incorporated by reference to the registrant’s Form 10-Q, SEC Accession No. 0001144204-11-064756, filed on November 15, 2011.
(5)	Incorporated by reference to the registrant’s Form 10-Q, SEC Accession No. 0001144204-12-028710, filed on May 15, 2012.
(6)	Filed herewith.
(7)	Incorporated by reference to the registrant’s Form 10-K, SEC Accession No. 0001193125-10-065797, filed on March 24, 2010.
(8)	Furnished herewith. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tri-Tech Holding Inc.

November 14, 2012	By:	/s/ Peter Dong
Peter Dong
Chief Financial Officer
(Principal Financial and Accounting Officer) and
Duly Authorized Officer

TRI-TECH HOLDING INC. AND SUBSIDIARIES

Consolidated Financial Statements

For the quarters ended September 30, 2012 and 2011

TRI-TECH HOLDING INC. AND SUBSIDIARIES

Index to Financial Statements

Page
CONSOLIDATED BALANCE SHEETS	F-1
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)	F-2
CONSOLIDATED STATEMENTS OF CASH FLOWS	F-3
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-4 – F-30

TRI-TECH HOLDING INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2012	December 31,
	(Unaudited)	2011
ASSETS
Current assets
Cash	$13,026,578	$11,935,746
Restricted cash	2,920,692	2,087,920
Accounts receivable, net of allowance for doubtful accounts of $1,167,087 and $619,062 as of September 30, 2012 and December 31, 2011, respectively	20,529,940	19,888,084
Unbilled revenue	19,632,473	7,254,830
Other current assets	4,917,800	2,761,548
Inventories	7,266,887	7,705,752
Deposits on projects	3,467,045	1,212,691
Prepayments to suppliers and subcontractors	10,640,081	4,908,697
Total current assets	82,401,496	57,755,268
Long-term unbilled revenue	61,058,928	59,298,740
Long-term accounts receivables	232,055	—
Plant and equipment, net	1,519,201	1,436,838
Construction in progress	5,094,752	4,566,934
Intangible assets, net	10,949,774	11,609,662
Long-term restricted cash	2,547,891	2,541,958
Goodwill	1,441,278	1,441,278
Total Assets	$165,245,375	$138,650,678
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$4,443,231	$11,401,187
Notes payable	—	1,176,197
Costs accrual on projects	26,398,736	19,402,047
Advance from customers	3,352,133	1,886,607
Loans from third party companies and individual	5,010,532	972,196
Amount due to shareholders	1,103,927	—
Amount due to noncontrolling interest investor	7,386,848	6,057,250
Other payables	1,529,814	687,336
Other taxes payable	5,513,608	3,067,350
Accrued liabilities	423,998	379,357
Payable on investment consideration	582,966	895,000
Income taxes payable	—	154,519
Deferred income taxes	976,259	358,519
Short-term bank borrowing (including VIE short-term borrowing of the consolidated VIEs without recourse to Tri-Tech Holdings of $7,945,689 and $2,296,895 as of September 30, 2012 and December 31, 2011, respectively)	14,253,842	8,010,365
Total current liabilities	70,975,894	54,447,930
Long-term bank borrowing	19,977	—
Corporate bond	7,891,889	—
Noncurrent deferred income taxes	3,518,279	3,455,823
Total Liabilities	82,406,039	57,903,753
Equity
Tri-Tech Holding Inc. shareholders' equity
Ordinary shares ($0.001 par value, 30,000,000 shares authorized; 8,239,506 and 8,203,299 shares issued as of September 30, 2012 and December 31, 2011, respectively)	8,239	8,203
Additional paid-in-capital	49,954,116	48,772,307
Statutory reserves	1,866,994	1,866,994
Retained earnings	21,814,376	19,682,386
Treasury shares (21,100 shares in treasury as of September 30, 2012 and December 31, 2011, respectively)	(193,750)	(193,750)
Accumulated other comprehensive income	3,496,548	4,593,046
Total Tri-Tech Holding Inc. shareholders' equity	76,946,523	74,729,186
Noncontrolling interests	5,892,813	6,017,739
Total shareholders' equity	82,839,336	80,746,925
Total liabilities and equity	$165,245,375	$138,650,678

See notes to consolidated financial statements

TRI-TECH HOLDING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For The Three Months Ended September 30,
	2012	2011
	(Unaudited)	(Unaudited)
Revenues:
System integration	16,381,899	23,650,312
Hardware products	1,764,912	327,768
Software products	—	10,908
Total revenues	18,146,811	23,988,988
Cost of revenues
System integration	12,110,593	17,652,014
Hardware products	1,371,138	256,680
Software products	—	1,745
Total cost of revenues	13,481,731	17,910,439
Gross profit	4,665,080	6,078,549
Operating expenses:
Selling and marketing expenses	1,031,607	519,451
General and administrative expenses	3,908,026	2,393,836
Research and development expenses	7,074	30,596
Total operating expenses	4,946,707	2,943,883
(Loss) Income from operations	(281,627)	3,134,666
Other expense:
Other income (expense)	41,428	(105,129)
Interest income	27,205	11,079
Interest expense	(652,204)	(37,212)
Fair Value change on contingent investment consideration	—	(40,000)
Total other expenses	(583,571)	(171,262)
(Loss) Income before provision for income taxes	(865,198)	2,963,404
Provision for income taxes	—	499,577
Net (loss) income	(865,198)	2,463,827
Less: Net (loss) income attributable to noncontrolling interests	(188,176)	526,724
Net (loss) income attributable to Tri-Tech Holding Inc. shareholders	$(677,022)	$1,937,103

Net (loss) income	(865,198)	2,463,827
Foreign currency translation adjustment	(1,402,386)	1,155,540
Comprehensive (loss) income	(2,267,584)	3,619,367
Less: Comprehensive (loss) income attributable to noncontrolling interests	(204,827)	717,207
Comprehensive (loss) income attributable to Tri-Tech Holding Inc.	$(2,062,757)	$2,902,160
Net (loss) income attributable to Tri-Tech Holding Inc. shareholders per share are:
Basic	$(0.08)	$0.24
Diluted	$(0.08)	$0.24
Weighted average number of ordinary shares outstanding:
Basic	8,215,536	8,160,407
Diluted	8,215,536	8,160,407

See notes to consolidated financial statements

TRI-TECH HOLDING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For The Nine Months Ended September 30,
	2012	2011
	(Unaudited)	(Unaudited)
Revenues:
System integration	56,656,331	59,404,359
Hardware products	3,752,326	2,328,819
Software products	—	10,908
Total revenues	60,408,657	61,744,086
Cost of revenues
System integration	42,303,768	43,925,339
Hardware products	2,398,243	1,424,055
Software products	—	1,745
Total cost of revenues	44,702,011	45,351,139
Gross profit	15,706,646	16,392,947
Operating expenses:
Selling and marketing expenses	2,806,453	1,305,774
General and administrative expenses	10,008,932	6,343,062
Research and development expenses	87,472	97,340
Total operating expenses	12,902,857	7,746,176
Income from operations	2,803,789	8,646,771
Other expense:
Other income (expense)	1,124,812	(255,916)
Interest income	109,749	71,687
Interest expense	(1,647,135)	(44,167)
Fair Value change on contingent investment consideration	7,000	(40,000)
Investment gain	78,558	—
Total other expenses	(327,016)	(268,396)
Income before provision for income taxes	2, 476,773	8,378,375
Provision for income taxes	601,555	1,344,636
Net income	1,875,218	7,033,739
Less: Net (loss) income attributable to noncontrolling interests	(256,772)	1,635,967
Net income attributable to Tri-Tech Holding Inc. shareholders	$2,131,990	$5,397,772

Net income	1,875,218	7,033,739
Foreign currency translation adjustment	(1,113,149)	2,502,743
Comprehensive income	762,069	9,536,482
Less: Comprehensive (loss) income attributable to noncontrolling interests	(253,030)	1,892,613
Comprehensive income attributable to Tri-Tech Holding Inc.	$1,015,099	$7,643,869
Net income attributable to Tri-Tech Holding Inc. shareholders per share are:
Basic	$0.26	$0.67
Diluted	$0.26	$0.66
Weighted average number of ordinary shares outstanding:
Basic	8,201,771	8,116,802
Diluted	8,201,771	8,125,590

See notes to consolidated financial statement

TRI-TECH HOLDING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Nine Months Ended September 30,
	2012	2011
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income before allocation to noncontrolling interests	$1,875,218	$7,033,739
Adjustments to reconcile net income to cash provided by operating activities:
Amortization of share-based compensation expense	951,964	276,474
Amortization of warrants	—	45,491
Depreciation and amortization	873,276	682,010
Provision for doubtful accounts	554,033	296,173
Loss on disposal of plant and equipment	—	5,657
Gain on investment in joint venture	(78,558)	—
Deferred income taxes	680,196	361,630
Changes in operating assets and liabilities:
Accounts receivable	(1,341,555)	1,571,166
Unbilled revenue	(14,579,623)	(38,280,759)
Restricted cash	(850,229)	(638,708)
Other current assets	(3,922,470)	(111,996)
Inventories	391,186	(1,385,434)
Prepaid expenses	(246,535)	—
Prepayments	(5,544,557)	(5,938,596)
Accounts payable	(7,058,085)	852,108
Notes payable	(1,173,199)	—
Cost accrual on projects	7,135,547	12,135,018
Advance from customers	1,525,756	19,212
Billings in excess of revenue	—	(30,593)
Other payables	1,084,635	5,821,712
Other taxes payable	2,898,619	—
Accrued liabilities	(56,228)	751,401
Taxes payable	(130,769)	1,298,637
Net cash used in operating activities	(17,011,378)	(15,235,658)
CASH FLOWS FROM INVESTING ACTIVITIES:
Payment in business acquisition	(35,273)	(488,000)
Cash paid on investment consideration	(82,159)	—
Cash acquired from business combination	—	825,395
Cash proceeds from disposal of plant and equipment	—	4,311
Payment to purchase plant and equipment	(262,584)	(298,925)
Cash paid to acquire intangible asset	(36,914)	(1,444,294)
Cash paid for construction in progress	(557,279)	(289,274)
Collection of loan to third-party companies	105,230	—
Payment of loan to third-party companies	(149,378)	(1,473,607)
Net cash used in investing activities	(1,018,357)	(3,164,394)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank borrowings	14,050,056	6,853,470
Payment of bank borrowing	(7,734,796)	—
Proceeds from amounts due from shareholders	1,105,077	—
Proceeds from the issuance of corporate bond	7,893,407	—
Proceeds from loan from third-party companies and individual	5,015,222	—
Payment of loan from third-party companies	(962,768)	(43,540)
Proceeds from loan from noncontrolling shareholders	773,554	—
Payment of loan from noncontrolling shareholders	(1,979,667)	—
Payment of installment of purchasing vehicle	—	(15,344)
Capital Injection by noncontrolling shareholders	—	187,935
Proceeds from exercising options into ordinary shares	—	454,009
Net cash provided by financing activities	18,160,085	7,436,530
Effect of exchange rate fluctuation on cash and cash equivalents	960,482	606,782
Net increase (decrease) in cash and cash equivalents	1,090,832	(10,356,740)
Cash and cash equivalents, beginning of period	$11,935,746	$23,394,995
Cash and cash equivalents, end of period	$13,026,578	$13,038,255

Supplemental disclosure for cash flow information:
Income taxes paid	157,016	96,490
Interest paid on debt	684,202	44,167

Supplemental disclosure for noncash investing activity:
Fair value change on contingent consideration payable	7,000	—
Gain on long-term investment to India Joint Venture	78,558	—
Issued 30,207 and 35,974 ordinary shares as one of the consideration in business combination	229,875	277,000
Addition in land use right by transferring from long-term prepayment	—	5,547,907
Payable to purchase intangible assets during the business combination	—	735,000

See notes to consolidated financial statement

1.	Company Background

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

TRIT currently has thirteen subsidiaries and VIEs: (1) Tri-Tech International Investment, Inc. (“TTII”), (2) Tri-Tech (Beijing) Co., Ltd. (“TTB”), (3) Beijing Satellite Science & Technology Co. (“BSST”), (4) Tianjin Baoding Environmental Technology Co., Ltd. (“Baoding”), (5) Tranhold Environmental (Beijing) Tech Co., Ltd. (“Tranhold”), (6) Beijing Yanyu Water Tech Co., Ltd. (“Yanyu”), (7) Tri-Tech Infrastructure LLC, a Delaware limited liability company (“TIS”), (8) Ordos Tri-Tech Anguo Investment Co., Ltd. (“TTA”), (9) Beijing Huaxia Yuanjie Water Technology Co., Ltd (“Yuanjie”), (10) Buerjin Tri-Tech Industrial Co. Ltd. (“Buerjin”), (11) Tri-Tech Infrastructure (India) Pvt., Ltd. (“TII”), (12) Xushui Tri-Tech Sheng Tong Investment Co.,Ltd (“Xushui”), and (13) Tri-Tech India Pvt., Ltd. (“TTI”). The corporate structure is as follow:

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

On August 30, 2012, TTB and TIS established a wholly owned entity in India, Tri-Tech India Pvt., Ltd. (“TTI”). TTB owns 99% of the equity interest and TIS owns 1%. The registered capital was $2,000, which was fully paid in October 2012.

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

2.	Summary of Significant Accounting Policies

Principles of consolidation and basis of presentation

The accompanying consolidated balance sheet as of December 31, 2011, which has been derived from audited financial statements, and the unaudited interim consolidated financial statements as of September 30, 2012 and for the three month and nine month periods ended September 30, 2012 and 2011 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, which are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation. The interim financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of September 30, 2012, its consolidated results of operations and cash flows for the three month and nine month periods ended September 30, 2012 and 2011, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

Restricted Cash

The current restricted cash balance at September 30, 2012 and December 31, 2011 was $2,920,692 and $2,087,920, respectively. The long-term restricted cash balance at September 30, 2012 and December 31, 2011 was $2,547,891 and $2,541,958, respectively. The restricted cash was deposited as collateral in exchange of the issuance of letters of credit.

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

The Company eliminates the cost and related accumulated depreciation of assets sold or otherwise retired from the accounts and includes any gain or loss in the statement of income as an offset or increase to other income (expense) for the period. The Company charges maintenance, repairs and minor renewals directly to expense as incurred, and capitalizes major additions and betterments to buildings and equipment.

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

The Company evaluates the periods of depreciation and amortization to determine whether subsequent events and circumstances cause revised estimates of useful lives.

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

 Revenue Recognition

The Company’s revenues consist primarily of three categories: (i) System Integration, (ii) Hardware Product Sales, and (iii) Software Product Sales. The Company recognizes revenue when there is evidence of an arrangement, the consideration to be received is fixed or determinable, products are delivered, or services rendered, and collectability is assured.

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

Translation adjustments amounted to $3,496,548 and $4,593,046 as of September 30, 2012 and December 31, 2011, respectively. The Company translated balance sheet amounts with the exception of equity at September 30, 2012 at RMB6.3410 to US$1.00 and INR52.5000 to US$1.00 as compared to RMB6.3009 to US$1.00 at December 31, 2011 and INR54.3478 to US$1.00 at May 19, 2012. The Company stated equity accounts at their historical rate. The average translation rates applied to income statement accounts for the three-month periods ended September 30, 2012 and 2011 were RMB6.3344 and RMB6.4176 to US$1.00, respectively. The average translation rates applied to income statement accounts for the nine-month periods ended September 30, 2012 and 2011 were RMB6.3170 and RMB6.4975 to US$1.00, respectively. The average translation rates applied to income statement accounts from May 19, 2012 to September 30, 2012 was INR55.1778 to US$1.00.

The translation rates between RMB and USD are according to State Administration of Foreign Exchange. The translation rates between INR and USD are according to Oanda.com.

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

The Company adopted Financial Accounting Standards Board (“FASB”) accounting standard codification 740 (ASC 740), as of January 1, 2007. The Company recognizes a tax position as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that the Company believes is more than 50% likely to be realized on examination. For tax positions not meeting the “more likely than not” test, the Company does not record it as a tax benefit. The Company also adopts ASC 740 guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. It had no effect on the Company’s financial statements as of September 30, 2012 and December 31, 2011. The Company did not have any significant unrecognized uncertain tax positions as of September 30, 2012 and December 31, 2011.

The Company’s operations are subject to income and transaction taxes in China and India. Significant estimates and judgments are required in determining the Company’s provision for income taxes. Some of these estimates are based on interpretations of existing tax laws or regulations. The ultimate amount of tax liability may be uncertain as a result. The Company does not anticipate any events which could change these uncertainties.

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

The Company has granted 975,516 options to our key employees and 185,000 warrants to the placement agent in our IPO and to our investor relations consultant, all of which are included when calculating the diluted earnings per share. As of September 30, 2012, 93,700 options had been exercised at a price equal to $6.75 per share, and 170,000 warrants had been exercised at a price equal to $8.10 per share.

During the first financing after IPO, the Company has also agreed to issue the underwriters a warrant to purchase a number of ordinary shares equal to an aggregate of 10% of the ordinary shares sold in the offering, excluding over-allotments. The warrants will have an exercise price equal to 145% of the offering price. Accordingly, in April 2010, the Company issued 214,275 warrants with exercise price per share of $20.30. These warrants have anti-dilutive effect due to the fact that the weighted average exercise price per share of these warrants is higher than the weighted average market price per share of ordinary share during the three-month and nine-month periods ended September 30, 2012 and 2011.

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

The above contingent consideration was classified as a liability as of June 9, 2011, the closing date. The fair value of the contingent consideration as of September 30, 2012 and December 31, 2011was estimated at $888,000 and $895,000 pursuant to the official appraisal reports from an assessment agency. $305,034 was paid during the nine-month period ended September 30, 2012, out of which $75,159 was paid in cash and $229,875 was paid by issuing 30,207 ordinary shares at a price equal to $7.61 per share. The outstanding contingent consideration payable as of September 30, 2012 and December 31, 2011 was $582,966 and $895,000, respectively.

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

On May 19, 2012, the Company acquired additional 46% of TII’s equity interest, and became the controlling shareholder of TII. The total investment from TIS was INR 2,217,000, or $55,886. The amount included an initial investment of INR300,000 on October 19, 2011, which was adjusted to $20,613 due to the gain of TII from October 19, 2011 to May 19, 2012 and investment consideration of INR1,917,000, or $35,273 on May 19, 2012.

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

The unaudited pro forma financial information shown below does not attempt to project the future results of operations of the combined entity.

	Revenue	Net (loss) income before allocation to noncontrolling interests
Actual amount from May 19 to September 30, 2012 generated from TII (Unaudited)	$478,560	$(412,278)
Supplemental pro forma from January 1 to September 30, 2012 (Unaudited)	$60,408,657	$1,004,153
Supplemental pro forma from January 1 to September 30, 2011 (Unaudited)	$61,744,086	$7,033,739

Supplemental pro forma in revenue:

Revenue	TII	TRIT Group	Elimination	Combined
January 1, 2012–September 30, 2012 (Unaudited)	$1,036,600	$60,408,657	$(1,036,600)	$60,408,657
January 1, 2011–September 30, 2011 (Unaudited)	$—	$61,744,086	$—	$61,744,086

Supplemental pro forma in net (loss) income before allocation to noncontrolling interests:

Net (loss) income before allocation to noncontrolling interests	TII	TRIT Group	Elimination	Combined
January 1, 2012–September 30, 2012 (Unaudited)	$(300,837)	$1,512,310	$(207,320)	$1,004,153
January 1, 2011–September 30, 2011 (Unaudited)	$—	$7,033,739	$—	$7,033,739

Tri-Tech India Pvt., Ltd.

On August 30, 2012, TTB and TIS established a wholly owned entity in India, Tri-Tech India Pvt., Ltd (“TTI”). TTB and TIS own 99% and 1% of the equity interest, respectively. The registered capital was $2,000, which was fully paid in October 2012. Up to now, TTI has no business operation.

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

These agreements consist of the following:

Exclusive Technical and Consulting Service Agreement -- Each of Yanyu, Tranhold and BSST has entered into an Exclusive Technical and Consulting Service Agreement with TTB, which agreement provides that TTB will be the exclusive provider of technical and consulting services to Yanyu, Tranhold and BSST, as appropriate, and that each of them will in turn pay 90% of its profits (other than net profits allocable to the State-Owned Entities (“SOE”) Shareholder of Yanyu) to TTB for such services. In addition to such payment, Yanyu, Tranhold and BSST agree to reimburse TTB for TTB’s expenses (other than TTB’s income taxes) incurred in connection with its provision of services under the agreement. Payments will be made on a quarterly basis, with any overpayment or underpayment to be reconciled once each of Tranhold’s, Yanyu’s and BSST’s annual net profits, as applicable, are determined at its fiscal year end. Any payment from TTB to TTII would need to comply with applicable Chinese laws affecting payments from Chinese companies to non-Chinese companies. Although based on this agreement TTB is only entitled to 90% of net profits (other than net profits allocable to the SOE Shareholder of Yanyu), TTB also entitled the remaining share of the net profits of the VIEs through dividends per the Proxy Agreement as discussed below. The Company relies on dividends paid by TTB for its cash needs, and TTB relies on payments from Yanyu, Tranhold and BSST to be able to pay such dividends to the Company.

Management Fee Payment Agreement -- Each of the shareholders of Yanyu, Tranhold and BSST (other than Beijing Yanyu Communications Telemetry United New Technology Development Department, a Chinese State Owned Entity (the “SOE Shareholder”) of Yanyu) has entered into a Management Fee Payment Agreement, which provides that, in the event TTB exercises its rights to purchase the equity interests of the Yanyu or Tranhold or BSST shareholders (other than those owned by the SOE Shareholder of Yanyu) under the Equity Interest Purchase Agreements, such shareholders shall pay a Management Fee to TTB in an amount equal to the amount of the Transfer Fee received by the such shareholders under the Equity Interest Purchase Agreement.

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

The total assets and liabilities of our consolidated VIEs as of September 30, 2012 and December 31, 2011 are shown as below, which exclude intercompany balances that are eliminated among the VIEs.

	September 30, 2012	December 31,
	(Unaudited)	2011
ASSETS
Current assets
Cash	$1,886,885	$4,414,701
Restricted cash	631,271	1,192,134
Accounts receivable, net	21,425,283	19,310,636
Unbilled revenue	5,085,967	4,361,317
Other current assets	19,931,874	8,790,816
Inventories	5,747,731	5,950,510
Deposits on projects	1,764,434	983,013
Prepayments to suppliers and subcontractors	12,127,806	1,387,119
Total current assets	68,601,251	46,390,246
Long-term unbilled revenue	2,085,687	2,154,667
Plant and equipment, net	474,313	511,160
Intangible assets, net	3,838,518	4,138,012
Long-term investment	—	5,855,566
Long-term restricted cash	48,672	26,834
Total Assets	$75,048,441	$59,076,485
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	6,133,415	1,394,883
Notes payable	—	1,176,197
Costs accrual on projects	10,359,603	8,104,579
Customer deposits	9,384,821	1,920,597
Loans from third party companies and individual	430,774	—
Other payables	20,610,297	19,944,048
Income taxes payable	654,981	10,096
Deferred income taxes	—	328,419
Short-term bank borrowing	7,945,689	2,296,895
Total current liabilities	55,519,580	35,175,714
Total Liabilities	$55,519,580	$35,175,714

For the nine-month period ended September 30, 2012, the financial performance of the VIEs reported in the consolidated statements of income and comprehensive income includes sales of approximately US$32,487,222, cost of sales of approximately US$25,065,264, operating expenses of approximately US$6,178,539 and net income of approximately US$674,325.

5.	Restricted Cash

As of September 30, 2012, the Company has made deposits several times totaling $5,468,583 as collateral in exchange of the issuance of letters of credit. The restricted cash aggregating $2,920,692 will expire within the next 12 months. The remaining balance of $2,547,891 expires after September 2013, and is classified under long-term restricted cash.

6.	Accounts Receivable, Net

Based on the Company’s assessment, management believes the net balance on each balance sheet date herein was collectable. The gross balance and bad debt provision as of September 30, 2012 and December 31, 2011 are as the following:

	September 30, 2012	December 31,
	(Unaudited)	2011
Accounts receivable, gross	$21,697,027	$20,507,146
Less bad debt provision	(1,167,087)	(619,062)
Accounts receivable, net	$20,529,940	$19,888,084

The Company records revenue from system integration contracts using the percentage-of-completion method. As of September 30, 2012 and December 31, 2011, the Company had $20,139,080 and $19,826,397 respectively, of accounts receivables using the percentage-of-completion method. All of the Company’s accounts receivable as of September 30, 2012 is expected to be collected within the next twelve months.

The allowance is based on the age of receivables and a specific identification of receivables considered at risk of collection. The following analysis details the changes in the Company’s allowances for doubtful accounts:

	September 30, 2012	December 31,
	(Unaudited)	2011
Balance at beginning of the period	$619,062	$427,020
Increase in allowances during the period	548,885	219,456
Reversal in allowances during the period	(860)	(27,135)
Write-offs during the period	—	(279)
Balance at the end of the period	$1,167,087	$619,062

7.	Unbilled Revenue

For revenues accounted for under this account, we expect the amounts to be collected within one year. For those with a collection period longer than one year, we classify them under “Long-term unbilled revenue” on the consolidated balance sheets.

The unbilled revenue as of September 30, 2012 and December 31, 2011 are as the following:

	September 30, 2012	December 31,
	(Unaudited)	2011
Current unbilled revenue	$19,632,473	$7,254,830
Long-term unbilled revenue	61,058,928	59,298,740
Total unbilled revenue	$80,691,401	$66,553,570

As of September 30, 2012, $1,577,038 of the current unbilled revenue, and $46,828,566 of the long-term unbilled revenue was related to the Ordos project. The remaining balance was for various other on-going projects. All of the balances are considered collectible.

8.	Other Current Assets

Other current assets consisted of the following:

	September 30, 2012	December 31,
	(Unaudited)	2011
Advances to staff	$1,145,594	$772,770
Loan to third-party companies	1,446,223	1,207,119
Rental deposit	320,484	186,710
Prepaid expenses	439,064	191,845
Tax refund receivable	467,299	—
Others	1,099,136	403,104
Total	$4,917,800	$2,761,548

Advances to staff were mainly for staff with long term assignment overseas for sales and project related work.

Loans to third-party companies were made to business partners for working capital purpose. $500,000 is due before the end of 2012 with 6% annualized interest rate, $157,704 is for one year with annualized interest rate of 12%, the remaining $788,519 is for period less than one year without interest. The interest income for these loans was $76,177 as of September 30, 2012, which was included in others.

Tax refund receivable of $467,299 was due to the purchases for overseas projects. The tax refund was approved by local tax bureau in the quarter ended June 30, 2012, and the amount is expected to be collected in early 2013.

9.	Inventories

Inventories consisted of the following:

	September 30, 2012	December 31,
	(Unaudited)	2011
Raw materials	$1,955,510	$1,835,715
Finished goods	746,014	589,887
Project work-in-progress	4,565,363	5,280,150
Total	$7,266,887	$7,705,752

The Company reviews its inventory periodically for possible obsolete goods and to determine if any reserves are necessary for potential obsolescence. As of September 30, 2012 and December 31, 2011, the Company determined that no reserves were necessary.

10.	Deposits on Projects

Deposits on Projects consisted of the following:

	September 30, 2012	December 31,
	(Unaudited)	2011
Current:
Contract deposit	$2,800,735	$659,568
Bidding deposit	666,310	553,123
Total	$3,467,045	$1,212,691

Contract deposits are paid to customers for the promise that the service or products will be properly and timely provided. Bidding deposits are paid as a deposit for project bidding process. All of the deposits will be collected within one year.

11.	Plant and Equipment, Net

Plant and equipment consist of the following:

	September 30, 2012	December 31,
	(Unaudited)	2011
Transportation equipment	$977,290	$857,812
Office equipment	596,924	435,952
Furniture	440,430	402,842
Buildings	269,798	271,515
Machinery and equipment	138,852	137,217
Total plant and equipment	2,423,294	2,105,338
Less accumulated depreciation	(904,093)	(668,500)
Plant and equipment, net	$1,519,201	$1,436,838

 The depreciation expense for the quarter ended September 30, 2012 and 2011 amounted to $79,197 and $62,139, respectively. The depreciation expense for the nine month ended September 30, 2012 and 2011 amounted to $233,835 and $178,103, respectively.

12.	Construction in Progress

The construction in progress account captures the balance of construction in progress for the Company’s Baoding research, development and production base in Baodi, Tianjin area. Baoding focuses on technology development, software development, pilot testing, manufacturing and pre-installation/pre-assembly preparation of its proprietary products. The construction of the Baoding research, development and production facility officially started in September 2011, and is expected to complete by end of year 2013. As of September 30 2012, the construction in progress of the Baoding facility totaled at $5,094,752.

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

All the intangible assets have definite lives, and are amortized on a straight-line basis over their expected useful economic lives. The original costs and accumulated amortization as of September 30, 2012 and December 31, 2011 are as follows:

	September 30,2012	December 31,
	(Unaudited)	2011
Patents	$2,045,366	$2,021,375
Software	2,860,748	2,878,954
Customer list	1,276,012	1,280,378
Land use right	5,687,983	5,724,181
Know-how	1,215,154	1,218,496
Contract backlog	58,350	58,722
Total intangible assets	13,143,613	13,182,106
Less accumulated amortization	(2,193,839)	(1,572,444)
Intangible assets, net	$10,949,774	$11,609,662

In November 2010, $5,284,854 was paid for a land use right, the amount of which was recorded as long-term prepayment on land use right purchased as of December 31, 2010. On January 18, 2011, the land use right was transferred and accepted by the Company, and the amount started to be included in intangible assets. The amortization of the land use right for 50 years started in January 2011.

The amortization expense for the quarters ended September 30, 2012 and 2011 amounted to $212,470 and $195,608, respectively. The amortization expense for nine months ended September 30, 2012 and 2011 amounted to $640,345 and $465,435, respectively.

The amortization expense for the following five years and thereafter is expected to be as follows:

For the Year Ending December 31,	Amount
2012	$205,265
2013	810,596
2014	810,596
2015	753,429
2016	604,243
Thereafter	7,765,645
Total	$10,949,774

14.	Investment in Joint Venture

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

Accounts payable and project accruals based on progress consisted of the following:

	September 30, 2012	December 31,
	(Unaudited)	2011
Accounts payable	$4,443,231	$11,401,187
Costs accrual on projects	26,398,736	19,402,047
Total	$30,841,967	$30,803,234

Of the total accounts payable, $720,385 was related to building new factories and warehouses in Tianjin. The remaining balance was for various other on-going projects.

Of the total costs accrual on projects, $5,286,623, was related to the Ordos projects, which was also the main reason for the increase of the ending balance, and $10,821,666 was related to the India projects. The remaining balance was for various other on-going projects.

16.	Loan from Third-party Companies and Individual

The loan from third-party companies and individual as of September 30, 2012 and December 31, 2011 were:

	September 30, 2012	December 31,
	(Unaudited)	2011
Nuwell Asia Limited	$500,000	$500,000
Lin Bin	1,150,000	—
Beijing Liyuanshida Technology Co., Ltd	2,929,758	—
Beijing Sridi Technology Co., Ltd	430,774	221,183
Beijing Linkhead Technology Co., Ltd	—	251,013
Loan from third-party companies and individual	$5,010,532	$972,196

Of the loan from third-party companies and individual, $500,000 was with interest of 1.0% per month and due before the end of 2012. $4,079,758 was with interest of 2.0%, per month and due before the end of 2012, the remaining was with no interest. The accrued interest expense was $65,458 as of September 30, 2012, which was included in interest expenses payable in other payables.

17.	Amounts due to shareholders

Amounts due to shareholders as of September 30, 2012 and December 31, 2011 were:

	September 30, 2012	December 31,
	(Unaudited)	2011
Warren Zhao	$946,223	$—
Peter Dong	157,704	—
Total Other Payables	$1,103,927	$—

The amounts due to shareholders were all with a term of two months, due in November 2012. The monthly interest rate was 1%.

18.	Amount due to Noncontrolling Interest Investor

The amount due to noncontrolling interest investor as of September 30, 2012 and December 31, 2011 were:

	September 30, 2012	December 31,
	(Unaudited)	2011
Amount due to noncontrolling interest investor	$7,386,848	$6,057,250
Amount due to noncontrolling interest investor	$7,386,848	$6,057,250

The amount due to noncontrolling interest investor, $7,386,848, was principal amount for short-term loan from the minority interest investor from TTA, with interest of 1.5% per month due before the end of 2012. The accrued interest expense was $1,291,375 as of September 30, 2012, which was included in other payables. The purpose of this short-term loan was mainly to reduce temporary operational cash pressure.

19.	Other Payables

Other payables were non-project related as shown below:

	September 30, 2012	December 31,
	(Unaudited)	2011
Interest payable	$1,356,833	$500,298
Others	172,981	187,038
Total Other Payables	$1,529,814	$687,336

20.	Other Taxes Payable

Other taxes payable were as shown below:

	September 30, 2012 (Unaudited)	December 31, 2011
Value-added tax payable	$3,851,040	$1,367,517
Business tax payable	1,472,767	1,228,441
Others	189,801	471,392
Total other taxes payable	$5,513,608	$3,067,350

The increase of value-added tax payable balance was because that the payment of value-added tax will be a period of time later than the revenue recognition, at the time of billing to customer.

21.	Corporate Bond

On September 26, 2012, TTB issued Bonds worth an aggregate of $7.89 million. The Bonds were issued to sophisticated investors including financial institutions, and will be traded on an inter-bank bond market. The Bonds will have a term of three years and will carry an interest rate of 6.2%, which will be paid annually on September 21. Principal on the Bonds will be paid at maturity on September 26, 2015.

22.	Bank Borrowings

The below table presents the bank borrowing interest rates and the amount borrowed as of September 30, 2012 and December 31, 2011.

Bank Name	Annual interest rate	Terms	As of September 30, 2012 (Unaudited)	As of December 31, 2011
Bank of Hangzhou	7.216%	04/15/2011 - 04/14/2012	$—	$555,476
Bank of Hangzhou	7.216%	06/27/2011 - 06/26/2012	—	952,245
Bank of Hangzhou	7.216%	07/27/2011 - 07/26/2012	—	789,174
Citic Bank	8.528%	09/27/2011 - 09/27/2012	—	4,761,225
Bank of Hangzhou	7.872%	11/30/2011 - 11/29/2012	946,223	952,245
Bank of Hangzhou	7.872%	03/20/2012 - 03/19/2013	630,815	—
Industrial and Commercial Bank of China	6.560%	03/31/2012 - 03/29/2013	2,365,557	—
Industrial and Commercial Bank of China	6.560%	04/06/2012 - 03/29/2013	1,577,038	—
Bank of Hangzhou	7.872%	04/19/2012 - 04/18/2013	36,177	—
Bank of Hangzhou	7.216%	04/28/2012 - 04/26/2013	335,094	—
Industrial and Commercial Bank of China	6.560%	05/25/2012 - 03/29/2013	788,519	—
Industrial and Commercial Bank of China	6.435%	06/27/2012 - 12/26/2012	2,054,784	—
Industrial and Commercial Bank of China	6.000%	07/26/2012 - 07/25/2013	3,154,077	—
China Merchants Bank	7.200%	08/31/2012 - 08/31/2013	1,934,417	—
China Merchants Bank	7.200%	08/31/2012 - 08/30/2013	431,141	—
Short-term bank borrowings			14,253,842	8,010,365

Industrial Credit and Investment Corporation of India Bank LTD	12.25%	01/15/2012 – 01/14/2015	9,550	—
Industrial Credit and Investment Corporation of India Bank LTD	11.99%	05/01/2012 - 04/30/2016	10,427	—
Long-term bank borrowings			19,977	—
Total bank borrowings			$14,273,819	$8,010,365

$7,7,34,796 of the short-term bank borrowings was repaid by the Company during the nine month period ended September 30, 2012. All of the bank borrowings are credit loans.

23.	Income Taxes

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

The applicable statutory tax rates for our subsidiaries and VIEs in the PRC are as follows:

	Three Months Ended September 30, (Unaudited)
	2012 (%)	2011 (%)
TTB	15	7.5
BSST	15	15
Yanyu	15	15
Tranhold	25	25
TTA	25	25
Baoding	15	15
Yuanjie	15	25
Buerjin	25	25
Xushui	25	—
Consolidated Effective Income Tax Rate	18	17

	Nine Months Ends September 30,
	(Unaudited)
	2012 (%)	2011 (%)
TTB	15	7.5
BSST	15	15
Yanyu	15	15
Tranhold	25	25
TTA	25	25
Baoding	15	15
Yuanjie	15	25
Buerjin	25	25
Xushui	25	—
Consolidated Effective income tax rate	24	16

The provision for income tax expense (benefit) from operations consists of the following:

	Three Months Ended September 30,
	(Unaudited)
	2012	2011
Current:
PRC	$—	$519,169
India	—	—
Deferred:
PRC	—	(19,592)
Total income tax expense	$—	$499,577

	Nine Months Ends September 30,
	(Unaudited)
	2012	2011
Current:
PRC	$—	$1,379,962
India	72,989	—
Deferred:
PRC	528,566	(35,326)
Total income tax expense	$601,555	$1,344,636

Significant components of the Company’s deferred tax liabilities are as follows:

	September 30, 2012 (Unaudited)	December 31, 2011
Current:
Deferred income taxes:
Revenue recognition based on percentage of completion	976,259	358,519
Total current net deferred tax liabilities	$976,259	$358,519
Long-term:
Noncurrent deferred income taxes:
Revenue recognition based on percentage of completion	3,040,262	2,930,427
Intangible assets valuation in business combination	478,017	525,396
Total noncurrent net deferred tax liabilities	$3,518,279	$3,455,823

Income tax reconciliation for the three months and nine months ended September 30, 2012 and 2011 are as follows:

	Three Months Ended September 30,
	2012	2011
	(Unaudited)	(Unaudited)
PRC statutory tax rate	25%	25%
Taxable (loss) income	$(865,198)	$2,963,404
Computed expected income tax expense	—	740,851
Effect of preferential tax rates	—	(241,274)
Income tax expense	$—	$499,577

	Nine Months Ended September 30,
	2012	2011
	(Unaudited)	(Unaudited)
PRC statutory tax rate	25%	25%
Taxable income	$2,476,773	$8,378,375
Computed expected income tax expense	619,193	2,094,594
Effect of preferential tax rates	(17,638)	(749,958)
Income tax expense	$601,555	$1,344,636

24.	Warrants

As of September 30, 2012 and December 31, 2011, the Company has 229,274 warrants outstanding for ordinary shares. None of these warrants were exercised by September 30, 2012. During the quarters ended September 30, 2012 and 2011, the Company recorded warrant expenses as general and administrative expenses with $0 and $15,164, respectively. During the nine month ended September 30, 2012 and 2011, the Company recorded warrants as general and administrative expense with $0 and $45,491, respectively.

25.	Options Issued to Employees

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

The fair value of options on the grant-date of September 9, 2009 was $3.53 per share, which was estimated by using the Black-Scholes Model. The total fair value of the options was $1,855,015. 313,500 and 210,200 options were vested as of September 30, 2012 and December 31, 2011, respectively. 93,700 and 93,700 options were exercised as of September 30, 2012 and December 31, 2011, respectively. A total of 9,000 and 5,400 options were forfeited as of September 30, 2012 and December 31, 2011, respectively. The Company recognized compensation cost for awards with graded vesting on a straight-line basis over the requisite service period for the award.

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

The fair value of the 255,008 share options on the grant-date June 5, 2012 was $1.55 per share, which was estimated by Binominal Model. Valuation assumptions used in the Binominal option-pricing model for options issued include (1) discount rate of 3.07% based upon China Sovereign Bonds yields in effect at the time of the grant, (2) expected volatility of 38%, and (3) zero expected dividends. The total fair value of the options was $348,762. The fair value of the remaining options, which will be vested on January 1, 2013, was estimated to be $2.7 per share. $327,863 was amortized in current period.

The option compensation expenses recognized were $421,376 and $92,497 for three months ended September 30, 2012 and 2011, respectively. The option compensation expenses recognized were $951,964 and $276,474 for nine months ended September 30, 2012 and 2011, respectively.

The following table summarizes the outstanding options, related weighted average fair value and life information as of September 30, 2012.

	Options Outstanding			Options Exercisable
Range of Exercise Price Per Share	Number outstanding as of September 30, 2012	Weighted Average Fair Value	Weighted average Remaining Life (Years)	Number Exercisable as of September 30, 2012	Weighted Average Exercise Price

$6.75 – 7.63	860,312	$2.95	6.37	337,908	$7.21

A summary of option activity under the employee share option plan as of September 30, 2012 and 2011, and changes during the periods then ended is presented below:

Options	Number of shares	Exercise Price	Remaining Life(Years)	Aggregated Intrinsic Value
Outstanding as of January 01, 2012	426,400	$6.75	2.69	$—
Granted during the period	450,016	7.63	9.73
Exercised during the period	—
Forfeited during the period	(16,104)	6.75	2.57
Outstanding as of September 30, 2012	860,312	$7.21	6.37	$—

Options	Number of shares	Exercise Price	Remaining Life(Years)	Aggregated Intrinsic Value
Outstanding as of January 01, 2011	525,500	$6.75	3.69	$2,107,255
Granted during the period	—
Exercised during the period	(93,700)	6.75	3.51
Forfeited during the period	—
Outstanding as of September 30, 2011	431,800	$6.75	3.73	$—

A summary of unvested options under the employee share option plan as of September 30, 2012 and 2011, and changes during the periods then ended is presented below:

Options	Number of Shares	Weighted Average Fair Value
Unvested as of January 01, 2012	309,900	$3.53
Granted during the period	450,016	1.55
Vested during the period	(328,308)	1.55
Forfeited during the period	(16,104)	3.53
Unvested as of September 30, 2012	415,504	$2.95

Expected to vest thereafter	415,504	$2.95

Options	Number of Shares	Fair Value
Unvested as of January 01, 2011	420,400	$3.53
Granted during the period	—
Vested during the period	(105,100)	3.53
Forfeited during the period	—
Unvested as of September 30, 2011	315,300	$3.53

Expected to vest thereafter	315,300	$3.53

26.	Net (Loss) Income per Ordinary Share

The following table presents a reconciliation of basic and diluted net (loss) income per share:

	Three Months Ended September 30,
	(Unaudited)
	2012	2011
Net (loss) income attributable to Tri-Tech Holding Inc	$(677,022)	$1,937,103
Weighted-average shares of ordinary share used to compute basic net income per share	8,215,536	8,160,407
Effect of dilutive ordinary share equivalents:
Dilutive effect of warrants	—	—
Dilutive effect of employee stock options	—	—
Shares used in computing diluted net income per ordinary share	8,215,536	8,160,407

Basic net (loss) income per ordinary share	$(0.08)	$0.24
Diluted net (loss) income per ordinary share	$(0.08)	$0.24

	Nine Months Ended September 30,
	(Unaudited)
	2012	2011
Net income attributable to Tri-Tech Holding Inc	$2,131,990	$5,397,772
Weighted-average shares of ordinary share used to compute basic net income per share	8,201,771	8,116,802
Effect of dilutive ordinary share equivalents:
Dilutive effect of warrants	—	1,574
Dilutive effect of employee stock options	—	7,214

Shares used in computing diluted net income per ordinary share	8,201,771	8,125,590

Basic net income per ordinary share	$0.26	$0.67
Diluted net income per ordinary share	$0.26	$0.66

All warrants and options have anti-dilutive effect due to the fact that the weighted average exercise price per share of these warrants and options are higher than the weighted average market price per share of ordinary shares during the three-month and nine-month periods ended September 30, 2012. 229,275 warrants and 872,816 options will have dilutive effect if the weighted average exercise prices are lower than the weighted average market price.

27.	Certain Significant Risks and Uncertainty

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

The Company has two major customers who collectively represented approximately 26.9% of the Company’s revenue for the quarter ended September 30, 2012. One is for India project, the unbilled revenue with this customer was $13,855,139 and $1,991,902 as of September 30, 2012 and December 31, 2011, respectively. The other is for a BT project in Xushui, the unbilled revenue balance was $8,689,452 and $857,114 as of September 30, 2012 and December 31, 2011, respectively. The five major customers represented approximately 45.9% and 48.6% of the Company’s sales for the three and nine months ended September 30, 2012.

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

28.	Commitments and Contingencies

Operating Leases

As of September 30, 2012, the Company had commitments under certain operating leases, requiring annual minimum rentals as follows:

For the Years Ended December 31,	Amount
2012	$304,540
2013	854,162
2014	517,233
2015	92,110
Total	$1,768,045

The leased properties are principally located in the PRC and are used for administration and research and development purposes. The terms of these operating leases vary from one to five years. Pursuant to the contracts, when they expire, we have the rights to extend them with new negotiated prices. Rental expenses were $289,033 and $203,604 for the quarter ended September 30, 2012 and 2011, respectively. Rental expenses were $816,350 and $563,217 for the nine months ended September 30, 2012 and 2011, respectively.

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

29.	Segment Information

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

For the Three Months Ended September 31, 2012 and 2011 (Unaudited)
	Segment 1		Segment 2		Segment 3		Total
	2012	2011	2012	2011	2012	2011	2012	2011
Revenues	$6,430,937	15,544,356	6,660,438	3,499,953	5,055,436	4,944,679	$18,146,811	23,988,988
Cost of revenues	4,892,045	11,479,642	5,082,450	2,499,569	3,507,236	3,931,228	13,481,731	17,910,439
Operating expenses:
Selling and Marketing Expenses	342,626	193,088	401,894	251,978	287,087	74,385	1,031,607	519,451
General and Administrative Expenses	1,990,661	1,505,191	887,655	384,287	1,029,710	504,358	3,908,026	2,393,836
Research and Development	6,087	9,310	987	5,711	—	15,575	7,074	30,596
Total operating expenses	2,339,374	1,707,589	1,290,536	641,976	1,316,797	594,318	4,946,707	2,943,883
Other income (expenses), net	(351,926)	(141,909)	(66,171)	(31,273)	(165,474)	1,920	(583,571)	(171,262)
Income (loss) before income taxes	$(1,152,408)	2,215,216	221,281	327,135	65,929	421,053	$(865,198)	2,963,404

For the Nine Months Ended September 30, 2012 and 2011 (Unaudited)
	Segment 1		Segment 2		Segment 3		Total
	2012	2011	2012	2011	2012	2011	2012	2011
Revenues	$23,192,338	45,218,375	21,351,028	7,455,482	15,865,291	9,070,229	$60,408,657	61,744,086
Cost of revenues	17,144,264	33,691,392	15,692,903	4,944,921	11,864,844	6,714,826	44,702,011	45,351,139
Operating expenses:
Selling and Marketing Expenses	790,773	446,023	1,285,668	617,710	730,012	242,040	2,806,453	1,305,773
General and Administrative Expenses	4,910,928	3,443,092	2,417,949	1,126,621	2,680,055	1,773,350	10,008,932	6,343,063
Research and Development	18,005	17,246	69,467	53,959	—	26,135	87,472	97,340
Total operating expenses	5,719,706	3,906,361	3,773,084	1,798,290	3,410,067	2,041,525	12,902,857	7,746,176
Other income (expenses), net	96,243	(181,925)	(128,413)	(61,568)	(294,846)	(24,903)	(327,016)	(268,396)
Income before income taxes	$424,611	7,438,697	1,756,628	650,703	295,534	288,975	$2,476,773	8,378,375

Assets by Segment

The Company evaluates its assets by segment to generate information needed for internal control, resource allocation and performance assessment. This information also helps management to establish a basis for asset realization, determine insurance coverage, assess risk exposure, and meet requirements for external financial reporting.

Segment assets of the Company are as follows:

Segment Assets	Segment 1	Segment 2	Segment 3	Total
As of September 30, 2012 (Unaudited)	$91,049,401	$41,901,841	$32,294,133	$165,245,375
As of December 31, 2011	$84,910,147	$26,081,474	$27,659,057	$138,650,678

