Form 10-K
period 2012-12-31
Tri-Tech Holding, Inc.
filed 2013-04-01
CIK 1460801

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2012
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to .

Commission File Number 001-34427

TRI-TECH HOLDING INC.

(Exact name of registrant as specified in its charter)

Cayman Islands	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the ordinary shares, $0.001 par value per share (“Shares”), of the registrant held by non-affiliates on June 30, 2012 was $19,707,152, based on a closing price of $4.00 per share and 4,926,788 shares held by non-affiliates on that date.

The Company is authorized to issue 30,000,000 Shares. As of the date of this report, the Company has issued and outstanding 8,211,089 Shares, excluding 21,100 treasury Shares.

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

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on May 6, 2013 are incorporated by reference into Part III.

TRI-TECH HOLDING INC.

FORM 10-K

INDEX

PART I
Item 1. Business	I-1
Item 1A. Risk Factors.	I-5
Item 1B. Unresolved Staff Comments.	I-5
Item 2. Properties.	I-5
Item 3. Legal Proceedings.	I-5
Item 4. Mine Safety Disclosures.	I-5
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.	II-1
Item 6. Selected Financial Data.	II-1
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	II-1
Item 7A. Quantitative and Qualitative Disclosures about Market Risk.	II-12
Item 8. Financial Statements and Supplementary Data.	II-12
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.	II-12
Item 9A. Controls and Procedures	II-12
Item 9B. Other Information.	II-13
PART III
Item 10. Directors, Executive Officers and Corporate Governance.	III-1
Item 11. Executive Compensation.	III-1
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.	III-1
Item 13. Certain Relationships and Related Transactions, and Director Independence.	III-1
Item 14. Principal Accountant Fees and Services.	III-1
Item 15. Exhibits, Financial Statement Schedules.	III-2

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

Overview

Tri-Tech is an innovative provider of consulting, engineering, procurement, construction and technical services. The Company supports government, state-owned entities and commercial clients by providing water and wastewater treatment, water resource management, water-efficient irrigation, and industrial emission and safety control solutions. With intellectual properties and capable employees in China, the U.S. and India, Tri-Tech’s capabilities span the cycle of innovation from development through implementation and operation.

The Company operates in three segments: (i) Water, Wastewater Treatment and Municipal Infrastructure (“WWTM”), (ii) Water Resource Management System and Engineering Services (“WRME”), and (iii) Industrial Pollution Control and Safety (“IPCS”). Through its subsidiaries, variable interest entities (“VIE”) and joint venture partnership, the Company:

•	Provides proprietary and third-party products, integrated systems and other services for water resource monitoring, development, utilization and protection;
•	Designs water works and customized facilities for reclaiming and reusing water and sewage treatment for China’s municipalities;
•	Designs systems that track natural waterway levels for flood and drought control, monitor groundwater quality, manage water resources and irrigation systems; and
•	Provides systems for volatile organic compound (“VOC”) abatement, odor control, water and wastewater treatment, water recycling facilities design, project engineering, procurement and construction for petroleum refineries, petrochemical and power plants as well as safe and clean production technologies for oil and gas field exploration and pipelines.

Our corporate structure has grown to reflect the nature of the projects in which we are engaged, both domestically and internationally:

Macro-Economic Overview

In 2013, the Chinese economy is generally expected to recover with three major incentives according to The Study of Chinese Strategy 2013: Recovery and Revolution by Deutsche Bank AG: 1) the growth rate of total financing stocks revealed a smooth increase since March 2012, and through the end of November 2012, the growth rate reached at 19%; 2) Chinese government and industry efforts are underway to reduce excess production capacity to encourage profit growth, which is expected to lead to investment; 3) Chinese exports are expected to produce a positive turnover beginning in the second quarter of 2013. In 2012, China’s GDP growth rate was 7.8%, and several investment institutes’ economic forecasts put the GDP growth rate at around 8.0% in 2013 (Table 1). These predictions in Table 1 are generally higher than China’s official 2013 target GDP growth rate, announced as 7.5% in March 2013.

Table1. Forecast on GDP of China in 2013

International Investment Banks
Deutsche Bank AG	1st half year: 8.0%; 2nd half year: 8.5%
Morgan Stanley	Pessimistic: 7.5%; Neutral: 8.2%; Optimistic: 8.6%
UBS	8%

Domestic Investment Banks
CITIC Securities*	8%
CICC*	8.1%
Guotai Junan Securities	7.8%

*CITIC refers to China International Trust and Investment Corporation

CICC refers to China International Capital Corporation Limited

Global demands for better water efficiency are gradually increasing in the energy, mining and chemical industries of developed countries, such as the US, Canada, Australia and the Gulf countries. Regarding to the industries mentioned above, our thermal technologies on industrial wastewater treatment have competitive price quality, compared with well-known rivals. For the water market in India, the Indian government stipulated 50,000 billion rupee (approximately as USD 920 billion) investment on water treatment market, especially for desalination in accordance to India’s 12th Five-Year Plan (2012 – 2017), and during the next five years, the desalination plants are expected to increase from 186 to 500 plants nationwide. Our thermal technologies are also applied to the desalination market, and we hope to bring them to the Indian market.

Industry Overview

As a technical solution and service provider with experience in consulting, engineering, procurement and construction, we address diversified demands for water treatment, natural resources management, and industrial emission and safety controls in China, India, North America and the Middle East. Our technical studies, engineering designs, construction, procurement and operation management services respond to our clients’ evolving needs. Clients in our industry vary in size and capacity from municipal public agencies and commercial entities to central governments and multi-national companies.

Our water market provides solutions to government agencies responsible for managing water and wastewater treatment, irrigation and flash flood prevention. In addition, our water market supports commercial clients that require industrial treatment and recycling of water and wastewater. We help our clients develop action plans to comply with regulatory standards and industrial specifications while remaining cost effective. Our emission and safety control services offer solutions to commercial clients responsible for enforcing workplace safety regulations and complying with emission standards. We help our clients implement action plans to safeguard their workplaces and to meet mandated emission standards.

Our industry responds promptly to changes in public policies, competition for resources, challenges faced by infrastructure development and natural forces. Studies on and public concerns over water quality and scarcity have been driving forces behind revised regulations, improved standards and proposed changes in public policies and practices. With increased industrial outputs and growing population fueling the competition for resources especially water, unprecedented focus has been put on implementation of conservation measures, retrofits to existing structures and creative ways to allocate resources. Acts of nature, such as droughts and flooding, are driving concerns over the reliability of water supplies and urgent needs to intervene.

Strategy

To strengthen our competitiveness and enhance profitability, we have been undertaking the following strategies.

Focus on customer needs. We believe the best tailored solutions focus on our customers’ demands and needs, so we begin each project with a client project evaluation. By doing this, we have been able to deliver our customers customized solutions. Our customers appreciate our strong understanding of the entire project life cycle from project design, engineering, construction management, operating and maintenance.

Diversify the financing channels. Our ability to participate in larger and more lucrative projects depends in great part on the availability of capital to bid for and secure our performance under projects. In 2012, we issued $7.89 million in corporate bonds, which allowed us additional flexibility without diluting shareholders. To continue to grow in the best interests of our shareholders, we remain open to explore opportunities to collaborate with different funding sources.

Effectively control costs. Given increased competition in our industry and shifts in the scope and scale of our business, we have redoubled our efforts to control costs in 2013. We believe these efforts to rigorously evaluate organizational efficiency and conduct periodic business plan reviews will position us to improve profitability and return on invested capital.

Build up a positive corporate culture with a group of talents. Tri-Tech has been successfully publicly listed for three years, and our corporate culture both attracts talented workers from outside and also offers current employees opportunities for career development within the company. We demand a great deal of our team, and we provide them a platform to enhance themselves and our company while receiving the benefits they deserve.

Develop international markets. Our international business is mainly developing through our subsidiaries in the US and India, and we expect these teams will play the major role in exploring international markets. We are augmenting our US team with additional technological expertise to be more competitive. We plan to focus on our advantages in technical design to expand our worldwide customer base in the industrial wastewater treatment market, focusing on the American and Middle-East markets. As to our Indian team, we intend to continue focusing on completion of current projects while looking for new opportunities in municipal water market and desalination market.

Business Segments

Segment 1: Water, Wastewater Treatment and Municipal Infrastructure (“WWTM”)

WWTM focuses on municipal water supply and distribution, wastewater treatment and gray water recycling, through the procurement and construction of proprietary build-transfer (“BT”) processing equipment and processing control systems. The Company also provides municipal facilities engineering and operation management services for related infrastructure construction projects.

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

Segment 3: Industrial Pollution Control and Safety (“IPCS”)

Equipped with a variety of technologies and products, such as zero liquid discharge (“ZLD”), multi-effect evaporation, multi-flash evaporation, as well as emissions control, IPCS focuses on industrial water, wastewater treatment and seawater desalination for industrial production and pollution control in the petroleum and power industries. Projects in this segment include traditional Engineering Procurement Construction (“EPC”) of equipment and modules, and the operation and maintenance of industrial wastewater treatment plants. For petroleum refineries, petrochemical factories and power plants, the Company provides systematic solutions for volatile organic compound abatement, odor control, water and wastewater treatment, and water recycling. The Company also provides safe and clean production technologies for oil and gas field exploration and pipeline transportation.

Revenues by Segment

Revenues across segments were relatively even in 2012. Segment 1 contributed 33.9% of the total revenues; Segment 2 contributed 31.6%; and Segment 3 contributed the remaining 34.5%.

	For 2012
	Segment 1:	%	Segment 2:	%	Segment 3:	%	Total:	%
System Integration	$25,969,685	100.0%	$19,145,989	85.8%	$22,845,524	93.8%	$67,961,198	93.6%
Hardware Products	$11,039	0.0%	$3,160,055	14.2%	$1,497,260	6.2%	$4,668,354	6.4%
Total Revenues	$25,980,724	100.0%	$22,306,044	100.0%	$24,342,784	100.0%	$72,629,552	100.0%

Competition

The Company operates in a highly competitive industry characterized by rapid technological development and evolving industrial standards. The Company competes primarily on the basis of technical qualification, customer recognition, product innovation and pricing structure. The Company offers services and products of technological advancement when competing with domestic rivals. The Company competes with multinational competitors by offering a competitive price and a local delivery and distribution. To maintain a competitive edge, the Company provides a comprehensive set of products. If competition in the industry increases, the Company could see these advantages decrease or disappear.

Backlog and Pipeline

The Company’s backlog represents the amount of contract work remaining to be completed, that is, revenues from existing contracts and work in progress expected to be recognized in current period, based on the assumption that these projects will be completed on time according to the project schedules.

The following table provides backlog by segment as of December 31, 2012, in comparison to that of December 31, 2011. The percentage of change shows how much of our backlog became revenue in 2012. Backlog decreased significantly in Segments 1 and 2 and moderately in Segment 3. This reflects both (i) the recognition of revenue in projects in Segments 1 and 2 in 2012 and (ii) that such recognized revenues were not replaced with an equivalent amount of new projects in such Segments. Based on remaining backlog, we expect much higher revenues in Segment 1 than in Segments 2 or 3 in 2013.

	December 31, 2012		December 31, 2011
	USD Million	% of Total Backlog	USD Million	% of Total Backlog
Segment 1:	38.7	64.4%	63.1	66.8%
Segment 2:	6.7	11.1%	16.1	17.0%
Segment 3:	14.7	24.5%	15.3	16.2%
Total	60.1	100.0%	94.5	100.0%

Pipeline represents the values of projects we have been actively pursuing. Our pipeline as of December 31, 2012 was $50.7 million in Segment 1, $2.5 million in Segment 2 and $34.8 million in Segment 3.

Having a dynamic nature, the value of projects moves from pipeline into backlog when we secure the project and from backlog to revenue based on percentage of completion.

Patents and Proprietary Rights

As of December 31, 2012, the Company owned 15 product patents, and 26 software copyrights.

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

Employees

By the end of 2012, the Company employed 456 employees, 65 of which focused on projects. Of all employees, 46% were in technical, 18% were in sales, 7% were in manufacture, 10% were in accounting and finance, and 19% were in administration. There are no part-time employees.

Enforceability of Civil Liabilities

We are incorporated as an exempted company limited by shares under the laws of Cayman Islands. In addition, some of our directors and officers reside outside the United States, and all or a substantial portion of their assets and our assets are or may be located in jurisdictions outside the United States. Therefore, it may be difficult for investors to effect service of process within the United States upon our non-U.S. directors and officers or to recover against our company, or our non-U.S. directors and officers on judgments of U.S. courts, including judgments predicated upon the civil liability provisions of the U.S. federal securities laws. However, we may be served with process in the United States with respect to actions against us arising out of or in connection with violations of U.S. federal securities laws relating to transactions covered by this prospectus by serving Phil Fan, 6501 Chaucer Road Willowbrook, IL 60527, Tel  (630) 468-2361, our U.S. agent irrevocably appointed for that purpose.

Campbells, our Cayman Islands counsel, has advised us that although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognize and enforce a foreign judgment of a court of competent jurisdiction if such judgment is final, for a liquidated sum, provided it is not in respect of taxes or a fine or penalty, is not inconsistent with a Cayman Islands judgment in respect of the same matters, and was not obtained in a manner which is contrary to the public policy of the Cayman Islands. It is doubtful the courts of the Cayman Islands will, in an original action in the Cayman Islands, recognize or enforce judgments of U.S. courts predicated upon the civil liability provisions of the securities laws of the United States or any state of the United States on the grounds that such provisions are penal in nature.

A Cayman Islands court may stay proceedings if concurrent proceedings are being brought elsewhere.

Item 1A.	Risk Factors.

Not Applicable.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Our primary office location is the 15th and 16th Floor of Tower B, Renji Plaza, 101 Jingshun Road, Chaoyang District, Beijing. The rental space for the two floors is 908 square meters for the 15th floor and 986 square meters for the 16th floor. The lease contract for this location is from September 1, 2010 to August 31, 2013. We also have a 1,300 square meter rental office in Tianjin, located at 4th Floor, Kaide A Complex, 7 Rongyuan Road, Huayuan Property Management Zone, Tianjin, with a rental term that runs until December 2014. In April 2012, we rented a 1,139 square meter office in Beijing to relocate our subsidiary Yanyu, located at 10th Floor of Tower B, Baoneng Center, Futong East Road, Chaoyang District, Beijing, with a rental term that runs until March 2015. In addition, we have three other rental office locations in various areas of Beijing, for which the lease contracts are to expire at different points in time during the third quarter.

Baoding, one of the Company’s subsidiaries, is located at West Tianbao Road, Baodi Economic Development Zone in Tianjin. The subsidiary occupies an area of 158,954 square meters and has a 50-year land use right starting on January 18, 2011.

Item 3.	Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. Other than as described in the next paragraph, we are currently not aware of any such legal proceedings or claims that we believe will have a material adverse affect on our business, financial condition or operating results.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) None.

(b) The section entitled “Use of Proceeds” from the Registration Statement is incorporated herein by reference. The effective date of the Registration Statement is April 14, 2010, and the Commission file number assigned to the Registration Statement is 333-164273. The Registration Statement registers the offering of up to 2,366,833 ordinary shares (subject to amendment in accordance with the Securities Act of 1933 and the rules and regulations promulgated thereunder) (the “Offering”). In 2012, we determined that our needs for working capital, in light of decreased revenues and increased expenses, required us to use offering proceeds to address these needs. Accordingly, we reallocated funds previously earmarked for mergers and acquisitions and new product development to such working capital purposes. As of December 31, 2012, the Company has spent all the proceeds from the Offering in accordance with the following chart:

Description of Use	Proposed Expenditures	Actual Expenditures Through December 31, 2012	Percentage Used
Working Capital	$18,973,000	$22,105,136	116.51%
Mergers & Acquisitions	6,120,000	3,520,858	57.53%
New Product Development	3,366,000	2,833,006	84.17%
Sales & Marketing	2,142,000	2,142,000	100.00%
Total	$30,601,000	$30,601,000	100.00%

(c) None.

Item 6.	Selected Financial Data.

The Company is not required to provide the information required by this Item because the Company is a smaller reporting company.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Business Combination

The Company completed one business acquisition in 2012, which was accounted for using the purchase method of accounting in accordance with USGAAP regarding business combinations. The fair value of net assets acquired and the results of the acquired businesses are included in the Consolidated Financial Statements from the acquisition dates forward. This guidance required the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and results of operations during the reporting period. Estimates were used in accounting for, among other things, the fair value of acquired net operating assets, property and equipment, intangible assets and related deferred tax assets and liabilities, useful lives of plant and equipment and amortizable lives for acquired intangible assets. Any excess of the purchase consideration over the identified fair value of the assets and liabilities acquired was recognized as goodwill. Future adjustments to the estimates used in determining the fair values of the Company’s acquired assets and assumed liabilities could impact its consolidated operating results or financial condition.

Deferred tax liability and asset were recognized for the deferred tax consequences of differences between the tax bases and the recognized values of assets acquired and liabilities assumed in a business combination in accordance with guidance regarding accounting for income taxes.

Accounts Receivable

Being a project-based company with long lead time periods of 6 months to 2 or even 3 years, the Company’s accounts receivable period is 102 days. Given the characteristics of the clientele, the Company is confident that its accounts receivable are of good quality even though its accounts receivable days are relatively long compared with companies in other industries. In case of any event that indicates accounts receivable quality deterioration, management will reassess the bad debt provision within the period such event occurs.

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

Impairment of Assets and Intangible Assets

The Company monitors the carrying value of its long-lived assets for potential impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. To the extent the estimated undiscounted future cash inflows attributable to the asset, less estimated undiscounted future cash outflows, are less than the carrying amount, the Company recognizes an impairment loss in an amount equal to the difference between the carrying value of such assets and fair value. No impairment loss was recorded in the prior or current periods.

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

The applicable statutory tax rate for our subsidiaries in India is 42.024%. The Company has not recorded tax provision for U.S. tax purposes as it has no assessable profits arising in or derived from the United States and intends to reinvest accumulated earnings in its PRC operations.

The Company’s revenues are subject to VAT, sales tax, urban maintenance and construction tax and additional education fees. Among the above taxes, VAT has already been deducted from the calculation of revenue.

Results of Operations

Overview for 2012 and 2011

Our operating revenues are primarily derived from system design and integration, hardware product design and manufacturing and sales. Our revenues declined from 2011 to 2012. Key metrics for 2012 include the following:

•	Total revenues decreased to $72,629,552 in 2012, a decrease of 15.4%, from the same period of 2011. This decrease is primarily attributable to the progress of the Ordos and India projects. The Ordos project is nearly complete, resulting in lower revenues from the project in 2012. The India projects, on the other hand, received later-than-anticipated Indian government approvals, which led to slower progress and, as a result, lower revenues, than expected.
•	Total cost of revenues decreased by 13.9% from 2011 to 2012. This decrease is due to the decrease of related revenue.
•	Total operating expenses were $18,310,880 for 2012, an increase of 64.7%, compared with the amount in 2011. We expanded the headcount of sales and administration in 2012, actively pursuing new projects. This expansion caused the increase of operating expenses.
•	Operating loss was $810,846 in 2012, comparing with operating income of $10,739,264 in 2011. The decrease was due to the decreased revenue and significantly increased operating expenses mentioned above.
•	Net loss attributable to TRIT was $2,264,074 for 2012.

The following are the operating results for 2012 and 2011:

Results of Operation

	2012 ($)	% of Sales	2011 ($)	% of Sales	Change ($)	Change %
Revenue	72,629,552	100.0%	85,872,921	100.0%	(13,243,369)	(15.4)%
Cost of Revenues	55,129,518	75.9%	64,017,452	74.5%	(8,887,934)	(13.9)%
Selling and Marketing Expenses	4,148,861	5.7%	2,164,363	2.5%	1,984,498	91.7%
General and Administrative Expenses	13,987,293	19.3%	8,772,446	10.2%	5,214,847	59.4%
Research and Development	174,726	0.2%	179,396	0.2%	(4,670)	(2.6)%
Total Operating Expenses	18,310,880	25.2%	11,116,205	12.9%	7,194,675	64.7%
Operating (Loss) Income	(810,846)	(1.1)%	10,739,264	12.5%	(11,550,110)	(107.6)%
Other (expenses) Income, net	(132,612)	(0.2)%	(9,836)	(0.0)%	(122,776)	1,248.2%
(Loss) Income before Provision for Income Taxes	(943,458)	(1.3)%	10,729,428	12.5%	(11,672,886)	(108.8)%
Provision for Income Taxes	1,808,415	2.5%	1,958,864	2.3%	(150,449)	(7.7)%
Net (Loss) Income	(2,751,873)	(3.8)%	8,770,564	10.2%	(11,522,437)	(131.4)%
Less: Net (Loss) Income Attributable to Noncontrolling Interests	(487,799)	(0.7)%	682,190	0.8%	(1,169,989)	(171.5)%
Net (Loss) Income Attributable to TRIT	(2,264,074)	(3.1)%	8,088,374	9.4%	(10,352,448)	(128.0)%

Revenue

The Company’s revenue for the year ended December 31, 2012 was $72,629,552, a decrease of 15.4%, compared with $85,872,921 in 2011. This decrease is primarily attributable to the decrease in the system integration category revenue, which decreased from $82,401,473 for the year ended December 31, 2011 to $67,961,198 in 2012. The Ordos project decreased from $48,247,984 for the year ended December 31, 2011 to $6,838,176in 2012 because the project was primarily completed at the end of 2011. Revenue of the India projects increased by $7,654,110 from 2011 to 2012. In order to reduce cash flow pressures, we evaluated the projects we planned to bid on and elected not to bid on domestic BT projects, which typically require significant investments and feature slower client payment periods.

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

Cost of revenue was $55,129,518 in the year ended December 31, 2012, a decrease of 13.9%, from $64,017,452 in the same period of 2011. The system integration category, which was the largest contributor to the revenue decrease, decreased by 16.0%, from $61,677,449 for the year ended December 31, 2011 to $51,800,856 in the same period of 2012. Based on the moderate decline of the gross margin from 2011 to 2012, the decrease of cost was mainly caused by the decrease of revenue.

Gross Margin

The Company’s gross margin decreased from 25.5% in 2011 to 24.1% in 2012. This decrease was largely a result of increases in material and equipment costs and labor subcontracting costs. The rapid expansion into overseas markets also directly affected the increase of cost of sales, contributing to lower gross margins.

Operating Expenses

The Company’s total operating expenses increased to $18,310,880 in the year ended December 31, 2012 from $11,116,205 in the same period of 2011, an increase of 64.7%. The increase was attributed to growth in selling and marketing expenses; general and administration expenses; research and development expenses decreased from $179,396 in 2011 to $174,726 in 2012.

Selling and Marketing Expenses

Selling and marketing expenses increased from $2,164,363 in the year ended December 31, 2011 to $4,148,861 in the same period of 2012, an increase of 91.7%. Increased headcounts of sales elevated the total amount of every related expense such as travel expenses, compensation-related expenses and entertainments.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation costs, rental expenses, professional fees, and other overhead expenses. General and administrative expenses increased from $8,772,446 in 2011 to $13,987,293 in 2012, an increase of 59.4%.

Of the total increase of general and administrative expenses $575,944 was for officers’ salaries, which increased by 73.7% from $780,962 in 2011 to $1,356,906 in 2012. Given noteworthy performance in both WRME and IPSC segments, officers were rewarded accordingly. Declines in WWTM were partially attributed to the deviation from BT projects required to ease constraints on our cash position. After the headcount expansion in the first half of 2012, small size layoff and structure adjustments were given in the end of 2012, aggregate salaries for mid-level management, technical support team, and other office staff increased by 16.6% from $2,239,001 in 2011 to $2,611,053 in 2012. Of other human resource expenses, endowment and other social insurance increased by 106.6% and 58.8%, respectively, to $404,205 and $568,234, in 2012. Rent increased by 51.3%, from $714,023 in 2011 to $1,080,036 in 2012 due to office relocation. Professional fees increased by 184.1%, from $865,579 to $2,458,774, which was mainly for multinational operation and legal consulting, also some finance services due to the expansion of overseas business. Amortization expense of intangible assets and software increased by 33.9%, from $677,825 in 2011 to $907,548 in the same period of 2012. This increase was due to the purchase of certain software and intangible assets in our acquired subsidiaries and the amortization of land use rights. Depreciation expense increased by 27.8%, from $242,057 in 2011 to $309,387 in 2012. Other general and administrative expenses increased by 59.0%, from $2,699,596 to $4,291,150 in 2012, including mainly office expenses, utilities, travel, communication and other services support. Increased headcounts will raise the total amount of related expense such as salaries, insurance, travel expenses etc. We had a $1,045,477 non-cash option expense as a part of other general and administrative expense in 2012, and the bad debt expenses of $856,709 also attributed to the increase of general and administrative expense from $619,062 in 2011 to $1,475,771 in 2012.

General and administrative expenses for 2012 and 2011was approximately 19.3% and 10.2% of total revenues, respectively.

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

The applicable statutory tax rate for our subsidiaries in India is 42.024%. The Company has not recorded tax provision for U.S. tax purposes as it has no assessable profits arising in or derived from the United States and intends to reinvest accumulated earnings in its PRC operations.

The applicable statutory tax rates for our subsidiaries and VIEs in the PRC are as follows:

	Enterprise Income Tax Rate For the years ended December 31,
	2012		2011
	%		%
TTB	15		7.5	(1)
BSST	15		15
Yanyu	15	(2)	25
Tranhold	25		25
TTA	25		25
Baoding	15		25
Yuanjie	15		15
Buerjin	25		—	(3)
Xushui	25		—	(3)
Consolidated effective enterprise income tax rate	-192	(4)	18

(1)	The favorable income tax treatment for TTB of 7.5% expired at the end of 2011. Afterwards, the EIT rate is 15% since TTB was certified as a high-tech company.
(2)	Yanyu became a certified high-tech company in 2012.
(3)	These entities were not part of the Company in 2011.
(4)	Despite the overall loss after consolidation, a few companies were still profitable during 2012, and income tax was accrued. Therefore, the calculation of consolidated effective enterprise income tax rate is based on the following:

Consolidated effective enterprise income tax rate = provision for income tax (sum of accrued tax for profitable companies) / loss before income tax and non-controlling interests.

The Company’s provision for income tax expense from continuing operations for 2012 and 2011 were $1,808,415 and $1,958,864, respectively.

The Company’s total net deferred tax liabilities were $5,482,576 and $3,814,342 as of December 31, 2012 and 2011, respectively.

(Loss) Income before Income Taxes

In the year ended December 31, 2012, the Company’s net loss before provision for income taxes was $943,457, a decrease of 108.8% compared to net income $10,729,428 in 2011. The Company’s provision for income taxes decreased by 7.7%, from $1,958,864 in 2011 to $1,808,415 in 2012. Some of the entities were income tax free in 2012 because of loss while the others were taxable, so the total income taxes in 2012 showed a slight decrease. In the year ended December 31, 2012, net loss attributable to the shareholders of TRIT was $2,264,074, a decrease of 128.0%, from net income of $8,088,374 for the year ended December 31, 2011.

Segment Information

The Company has three reportable operating segments. The segments are grouped based on the types of services provided and the types of clients that use those services. Total sales and costs are divided among these three segments. The Company’s Chief Executive Officer is the chief operating decision-maker. He assesses each segment’s performance based on net revenue and gross profit on contribution margin.

Segment 1: Water, Wastewater Treatment and Municipal Infrastructure

For Segment 1, revenue and cost declined by 55.3% and 52.8%, respectively, from 2011 to 2012; total operating expenses increased by 43.3% from 2011 to 2012; and there was a significant decrease for profit before income tax. The following are the operating results in 2012 and 2011 for Segment 1:

	2012 ($)	2011($)	Change ($)	Change (%)
Revenues	25,980,724	58,123,939	(32,143,215)	(55.3)%
Cost of Revenues	20,448,709	43,367,917	(22,919,208)	(52.8)%
Operating Expenses:
Selling and Marketing Expenses	1,346,688	594,780	751,908	126.4%
General and Administrative Expenses	7,274,903	5,366,170	1,908,733	35.6%
Research and Development Expenses	104,648	129,918	(25,270)	(19.5)%
Total Operating Expenses	8,726,239	6,090,868	2,635,371	43.3%
Other Income (Expenses)	120,686	(107,632)	228,318	(212.1)%
(Loss) Income before Provision for Income Taxes	(3,073,538)	8,557,522	(11,631,060)	(135.9)%

Segment 2: Water Resource Management System and Engineering Service

For Segment 2, revenue and cost increased by72.6% and 77.1%, respectively, from 2011 to 2012; total operating expenses increased by 93.3% from 2011 to 2012; and there was a slightly decrease for profit before income tax. The following are the operating results in 2012 and 2011 for Segment 2

	2012 ($)	2011($)	Change($)	Change (%)
Revenues	22,306,044	12,922,405	9,383,639	72.6%
Cost of Revenues	16,487,906	9,309,362	7,178,544	77.1%
Operating Expenses:
Selling and Marketing Expenses	1,903,564	1,131,134	772,430	68.3%
General and Administrative Expenses	2,840,874	1,310,332	1,530,542	116.8%
Research and Development Expenses	70,078	49,478	20,600	41.6%
Total Operating Expenses	4,814,516	2,490,944	2,323,572	93.3%
Other Income (Expenses)	(232,095)	(99,581)	(132,514)	133.1%
(Loss) Income before Provision for Income Taxes	771,527	1,022,518	(250,991)	(24.5)%

Segment 3: Industrial Pollution Control and Safety

For Segment 3, revenue and cost increased by 64.2% and 60.4%, respectively, from 2011 to 2012; total operating expenses increased by 88.2% from 2011 to 2012; and there was a moderate increase for profit before income tax. The following are the operating results in 2012 and 2011 for Segment 2

	2012 ($)	2011($)	Change ($)	Change (%)
Revenues	24,342,784	14,826,577	9,516,207	64.2%
Cost of Revenues	18,192,903	11,340,173	6,852,730	60.4%
Operating Expenses:			0
Selling and Marketing Expenses	898,609	438,449	460,160	105.0%
General and Administrative Expenses	3,871,516	2,095,943	1,775,573	84.7%
Research and Development Expenses	0	0	0	-%
Total Operating Expenses	4,770,125	2,534,392	2,235,733	88.2%
Other Income (Expenses)	(21,203)	197,377	(218,580)	(110.7)%
(Loss) Income before Provision for Income Taxes	1,358,553	1,149,389	209,164	18.2%

Assets attributable to each segment as of December 31, 2012 and 2011 are shown below:

Segment Assets	Segment 1	Segment 2	Segment 3	Total
As of December 31, 2012	$89,062,709	$30,058,569	$37,556,788	$156,678,066
As of December 31, 2011	$84,910,147	$26,081,474	$27,659,057	$138,650,678

Liquidity and Capital Resources

As highlighted in the consolidated statements of cash flows, the Company’s liquidity and available capital resources are impacted by four key components: (i) cash and cash equivalents, (ii) operating activities, (iii) financing activities and (iv) investing activities.

Statement of Consolidated Cash Flows as of December 31, 2012 and 2011 is as follows:

	For the Years Ended December 31,			Change
	2012 ($)	2011 ($)	Change ($)	(%)
Net Cash Used in Operating Activities	20,254,517	24,418,947	(4,164,430)	(17.1)%
Net Cash Used in Investing Activities	1,381,911	3,563,836	(2,181,925)	(61.2)%
Net Cash Provided by Financing Activities	18,138,246	17,152,767	985,479	5.7%
Effects of Exchange Rate Changes on Cash and Cash Equivalents	338,907	629,233	(290,327)	(46.1)%
Net (Decrease) Increase in Cash and Cash Equivalents	(3,837,089)	(11,459,249)	7,622,161	66.5%
Cash and Cash Equivalents, Beginning of Period	11,935,746	23,394,995	(11,459,249)	(49.0)%
Cash and Cash Equivalents, End of Period	8,098,657	11,935,746	(3,837,089)	(32.1)%

Cash and Cash Equivalents

At December 31, 2012, the Company’s cash and cash equivalents amounted to $8,098,657. It decreased by 32.1%, from $11,935,746 on December 31, 2011, mainly due to rapid overseas expansion and the implementation of the current projects. The current portion of restricted cash as of December 31, 2012 and 2011 amounted to $5,283,541 and $2,087,920, respectively, which is not included in the total of cash and cash equivalents. The restricted cash was on deposit as collateral for the issuance of letters of credit on projects purpose. Our subsidiaries that own the deposits do not have material cash obligations to any third parties. Therefore, the restriction does not impact the liquidity of the Company.

Operating Activities

Net cash used in operating activities decreased of 17.1% to $20,254,517 in the year ended December 31, 2012, from $24,418,947 in the same period of 2011. Net accounts receivable increased from $19,888,084 on December 31, 2011 to $18,598,110 on December 31, 2012, a decrease of 6.5%. Allowance for doubtful accounts increased by 138.4% from December 31, 2011 to December 31, 2012 due to the accelerated method of allowance calculation. Current unbilled receivables increased from $7,254,830 on December 31, 2011 to $27,954,525 on December 31, 2012, an increase of 285.3%, which mainly came from the Company’s increasing BT projects and some of the overseas projects. The remaining was mainly due to the decreased inventory and prepayments to suppliers, due to the total revenue decline.

	For the Years Ended December 31,
	2012 ($)	2011 ($)	Change ($)	Change (%)
Cash	8,098,657	11,935,746	(3,837,089)	(32.1)%
Restricted cash(1)	5,283,541	2,087,920	3,195,621	153.1%
Accounts receivable third parties	20,073,881	20,507,146	(433,265)	(2.1)%
Allowance for doubtful accounts	(1,475,771)	(619,062)	(856,709)	138.4%
Net Accounts receivable	18,598,110	19,888,084	(1,289,974)	(6.5)%
Unbilled revenue	27,954,525	7,254,830	20,699,695	285.3%

(1) Consists of bank deposits serving as project guarantees.

Investing Activities

Net cash used for investing activities was $1,381,911 in the year ended December 31, 2012, compared to $3,563,836 in the same period of 2011. Comparing to which needed in 2011, much less invest required in 2012, and at the end of 2012, our capital expenditure had reached such point that no further investing was required.

Financing Activities

The cash provided by financing activities was $18,138,246 in 2012, compared to $17,152,767 in the same period of 2011. For the year ended December 31, 2012, the Company repaid $18,693,584 bank loans and further raised $18,831,078 bank loans. We also issued corporate bonds in September 2012 that provided $8,052,449 cash. In addition of bank loans and corporate bonds, we borrowed loan from third party companies and our non-controlling shareholders for an aggregated amount of $9,736,952.

Effect of Change in Exchange Rate Changes on Cash and Cash Equivalents

Net cash loss due to currency exchange was $338,906 in the year ended December 31, 2012, compared to a loss of $629,233 in the same period of 2011.

Restricted Net Assets

Although we do not anticipate paying dividends in the foreseeable future, our ability to pay dividends is primarily dependent on our receiving distributions of funds from our subsidiaries and VIEs, which is restricted by certain regulatory requirements. Relevant PRC statutory laws and regulations permit payments of dividends by our PRC subsidiaries and VIEs only out of their retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. In addition, our PRC Subsidiaries and VIEs are required to set aside at least 10% of their after-tax profit, after deducting any accumulated deficit, based on PRC accounting standards each year to its general reserves until the accumulative amount of such reserves reach 50% of its registered capital. These reserves are not distributable as cash dividends. Our off-shore subsidiaries, including TIS and TTII do not have material cash obligations to third parties. Therefore, the dividend restriction does not impact the liquidity of the companies.  There is no significant difference between accumulated profit calculated pursuant to PRC accounting standards and those reflected in the financial statements prepared in accordance with U.S. GAAP. As of December 31, 2012 and 2011, restricted retained earnings were $2,246,910 and $1,866,994, respectively, and restricted net assets were $4,878,975 and $4,553,729, respectively. The unrestricted retained earnings as of December 31, 2012 and 2011 were $17,038,396 and $19,682,386, respectively, which were the amounts ultimately available for distribution if we were to pay dividends.

Working Capital and Cash Flow Management

As of December 31, 2012, the Company’s working capital was $17,923,637, with current assets totaling $83,042,716 and current liabilities totaling $65,119,079. Of the current assets, cash and cash equivalents was $13,382,198. We believe our cash and cash equivalents will be sufficient to operate our business in the ordinary course for the next 12 months.

However, we may require additional cash to undertake larger projects or to complete strategic acquisitions in the future. In the event our current capital is insufficient to fund these and other business plans, we may take the following actions to meet such working capital needs:

•	We may look into the possibility of optimizing our funding structure by obtaining short- and/or long-term debt through commercial loans. We are actively exploring opportunities with other major Chinese banks, such as ICBC and CITIC Bank, and we expect to acquire additional lines of credit to gain more project opportunities in the future. Other financing instruments into which we are currently looking include supply chain financing, project financing, trust fund financing and capital leasing.

•	We may improve our collection of accounts receivable. Most of our clients are central, provincial and local governments. We believe that our clients are in good financial conditions. Therefore, we expect good collectability from relatively high accounts receivables. The accounts receivable collection should catch up with our rapid growth in the near future. Given the high interest rate on unpaid contract price for long-term projects, it is possible that some clients may choose to pay before interests start to accrue.

•	We may deviate from Build & Transfer projects with whose nature of constraining our cash in the future. We expect to receive a payment of $7.9 million from Ordos project in the second quarter of 2013, which will ease our cash flow pressure to some extent.

Contractual Obligations and Commercial Commitments

Operating Leases

As of December 31, 2012, the Company had commitments under certain operating leases, which require annual minimum rental payments as follows:

For the Years Ended December 31,	Amount
2013	$849,866
2014	542,698
2015	104,473
Total	$1,497,037

The Company’s leased properties are principally located in Beijing and are used for administration and research and development purposes. The terms of these operating leases vary from one to five years. Pursuant to lease terms, when the contracts expire, the Company has the right to extend them with new negotiated prices. The leases are renewable subject to negotiation. Rental expenses were $1,080,036 and $714,023 for the years ended December 31, 2012 and 2011, respectively.

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

Capital Expenditures

In the past, the Company’s capital expenditures were mainly on purchases of computers and other office equipment to support its daily business activities. The Company spent $1,586,581 and $2,753,181 on such capital expenditures during the years ended December 31, 2012 and 2011, respectively. The decrease was due to the Company’s slowdown in expansion and operating adjustments. As of December 31, 2012, the Company did not have any capital expenditure commitments. The Company identified and collected Chengdu Xingrong Investment Co., LTD as our partner together to develop the India market by increasing the paid up capital to $1 million according to Xingrong 60%, TTB 39% and TIS 1% to WOS. The Company’s total capital expenditure in connection with this cooperation will be $400,000, which is to be funded from working capital.

Seasonality

The Company’s operating revenues normally tend to fluctuate due to different project stages and U.S. GAAP requirements on revenue recognition. As the scope of its business extended to the civil construction activities, certain weather conditions, including severe winter storms, may result in the temporary suspension of outdoor operations, which can significantly affect the operating results of the affected regions. The operating results for the first quarter often reflect the business slowdown for the Chinese traditional holidays, the Spring Festival, which could last anywhere from 7 days up to one month.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements for either year 2012 or 2011.

Taxation

Pursuant to the new EIT Law and supplementary regulations, only high-tech companies that have been re-certified as such under the new criteria are granted the preferential enterprise income tax rate of 15%. According to an approval from the Beijing State Tax Bureau of Xicheng District, TTB received a preferential income tax rate of 7.5% from January 1, 2009 to December 31, 2011. Its income tax rate is 15% from 2012 onwards, for so long as it retains high technology certification and the applicable rate remains 15%.

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

The Company’s financial statements and the related notes, together with the report of Marcum Bernstein & Pinchuk LLP are set forth following the signature pages of this report.

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

The Company conducted an evaluation, with the participation of its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of its disclosure controls and procedures as of December 31, 2012. Based on such evaluation, its Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2012, the Company’s disclosure controls and procedures were effective.

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

As of December 31, 2012, the Company carried out an evaluation based on the criteria for effective internal control over financial reporting established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance. Based on such assessment, management concluded that its internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

There have been no changes to its internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during the period ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

A list of our executive officers and directors and their biographical information may be found under the respective captions “Executive Officers” and “Directors” in our Proxy Statement for the annual shareholder meeting to be held on May 6, 2013 (the “Proxy Statement”). Information about our Board of Directors and its duties, liabilities and policies may be found under the caption “Board of Directors” Information about our Audit Committee may be found under the caption “Audit Committee.” That information is incorporated herein by reference.

Code of Ethics

The Company has adopted a code of ethics and has filed a copy of the Code of Ethics with the Commission in its registration statement on Form S-1, File no. 333-158393, filed on April 3, 2009, as amended. The code of ethics is publicly available on our website at http://www.tri-tech.cn/ir/governance/charters. If we make any substantive amendments to the Code of Ethics or grant any waiver, including any implicit waiver, from a provision of the Code of Ethics to our Chief Executive Officer or Chief Financial Officer, we will disclose the nature of the amendment or waiver on that website or in a report on Form 8-K.

Item 11.	Executive Compensation.

The information in the Proxy Statement set forth under the captions “Director Compensation,” “Named Executive Officer Compensation,” and “Compensation Committee Report” is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information in the Proxy Statement set forth under the captions “Information Regarding Beneficial Ownership of Principal Shareholders, Directors, and Management” and “Equity Compensation Plan Information” is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information set forth in the Proxy Statement under the captions “Director Independence” and “Certain Relationships and Related Transactions” is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

Marcum Bernstein & Pinchuk LLP was appointed by the Company to serve as its independent registered public accounting firm for fiscal year 2012 and 2011. Audit services provided by Marcum Bernstein & Pinchuk LLP for 2012 and 2011 included the examination of the consolidated financial statements of the Company and services related to periodic filings made with the SEC.

Fees Paid To Independent Registered Public Accounting Firm

Audit Fees

During fiscal year 2012, Marcum Bernstein & Pinchuk LLP’s fees for the annual audit of the financial statements and the quarterly reviews of the financial statements were $200,000. During fiscal year 2011, Marcum Bernstein & Pinchuk LLP’s fees for the annual audit of the Company’s financial statements and the quarterly reviews of the financial statements were $170,000.

Audit Related Fees

The Company did not pay Marcum Bernstein & Pinchuk LLP for audit-related services in fiscal years 2012 and 2011.

Tax Fees

The Company did not pay Marcum Bernstein & Pinchuk LLP for tax services in fiscal years 2012 and 2011.

All Other Fees

The Company did not pay Marcum Bernstein & Pinchuk LLP for other services in fiscal year 2012. In fiscal year 2011, the Company paid Marcum Bernstein & Pinchuk LLP $2,000 in fees for its work in relation to the Company’s filing of registration statement on Form S-8 and $6,400 for its work in relation to the Company’s filing of registration statement on Form S-3 and amendments, collectively. ..

III-1

Audit Committee Pre-Approval Policies

Before Marcum Bernstein & Pinchuk LLP was engaged by the Company to render audit or non-audit services, the engagement was approved by the Company’s audit committee. All services rendered by Marcum Bernstein & Pinchuk LLP have been so approved.

Item 15.	Exhibits, Financial Statement Schedules.

The following documents are filed herewith:

Exhibit Number	Document

3(i).1	Articles of Association of the Registrant (1)

3(i).2	Amended and Restated Articles of Association of the Registrant (1)

3(ii).1	Memorandum of Association of the Registrant (1)

3(ii).2	Amended and Restated Memorandum of Association of the Registrant (1)

4.1	Specimen Share Certificate (1)

10.1	Translation of Form of Employment Agreement between Registrant and Executive Officer of the Registrant (1)

10.2	Translation of Exclusive Technical and Consulting Service Agreement for Tranhold (1)

10.3	Translation of Management Fee Payment Agreement for Tranhold (1)

10.4	Translation of Proxy Agreement for Tranhold (1)

10.5	Translation of Equity Interest Pledge Agreement for Tranhold (1)

10.6	Translation of Exclusive Equity Interest Purchase Agreement for Tranhold (1)

10.7	Translation of Exclusive Technical and Consulting Service Agreement for Yanyu (1)

10.8	Translation of Management Fee Payment Agreement for Yanyu (1)

10.9	Translation of Proxy Agreement for Yanyu (1)

10.10	Translation of Equity Interest Pledge Agreement for Yanyu (1)

10.11	Translation of Exclusive Equity Interest Purchase Agreement for Yanyu (1)

10.14	Translation of Operating Agreement for Yanyu (1)

10.15	Translation of Operating Agreement for Tranhold (1)

10.16	2011 Share Incentive Plan (2)

21.1	Subsidiaries of the Registrant (3)

31.1	Certifications pursuant to Rule 13a-14(a) or 15(d)-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (3)

III-2

31.2	Certifications pursuant to Rule 13a-14(a) or 15(d)-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (3)

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (4)

32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (4)

101.INS	XBRL Instance Document(4)

101.SCH	XBRL Taxonomy Extension Schema Document(4)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(4)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(4)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document(4)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(4)

(1)	Incorporated by reference to the registrant’s registration statement on Form S-1, File no. 333-158393, filed on April 3, 2009, as amended.
(2)	Incorporated by reference to the registrant’s annual report on Form 10-K, SEC Accession No. 0001144204-12-017170, filed on March 26, 2012.
(3)	Filed herewith.
(4)	Furnished herewith.

III-3

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in Beijing, China, on April 1, 2013.

TRI-TECH HOLDING INC.

April 1, 2013	By:	/s/ GAVIN CHENG
Gavin Cheng
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on April 1, 2013.

Signature	Title

/s/ GAVIN CHENG	Chief Executive Officer and Director
Gavin Cheng	(Principal Executive Officer)

/s/ PHIL FAN	Chief Financial Officer and Director
Phil Fan	(Principal Accounting and Financial Officer and Authorized Representative in the United States)

/s/ WARREN ZHAO	Chairman of Board of Directors and Director
Warren Zhao

/s/ PETER DONG	Chief Operating Officer and Director
Peter Dong	(Principal Operating Officer)

/s/ DA-ZHUANG GUO	Director
Da-Zhuang Guo

/s/ PEIYAO ZHANG	Director
Peiyao Zhang

/s/ PETER ZHUO	Director
Peter Zhuo

/s/ MING ZHU	Director
Ming Zhu

/s/ JOHN MCAULIFFE	Director
John McAuliffe

Signature-1

TRI-TECH HOLDING INC. AND SUBSIDIARIES

Financial Statements

For the years ended December 31, 2012 and 2011

TRI-TECH HOLDING INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the

Board of Directors and Shareholders of

Tri-Tech Holding Inc.

We have audited the accompanying consolidated balance sheets of Tri-Tech Holding, Inc. and Subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income/(loss), changes in equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company, as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum Bernstein & Pinchuk llp

New York, New York

April 1, 2013

TRI-TECH HOLDING INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2012	2011
ASSETS
Current assets
Cash	$8,098,657	$11,935,746
Restricted cash	4,352,443	2,087,920
Accounts and notes receivable, net of allowance for doubtful accounts of $1,475,771 and $619,062 as of December 31, 2012 and 2011, respectively	18,598,110	19,888,084
Unbilled revenue	27,954,525	7,254,830
Other receivables	3,825,770	2,761,548
Inventories	8,459,073	7,705,752
Deposits on projects	1,469,550	1,212,691
Prepayments to suppliers and subcontractors	9,353,490	4,908,697
Total current assets	82,111,618	57,755,268
Long-term unbilled revenue	51,219,694	59,298,740
Long-term accounts receivables	413,770	-
Plant and equipment, net	1,764,784	1,436,838
Construction in progress	5,359,466	4,566,934
Intangible assets, net	10,902,932	11,609,662
Long-term restricted cash	3,464,524	2,541,958
Goodwill	1,441,278	1,441,278
Total Assets	$156,678,066	$138,650,678
LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities
Accounts payable	$5,890,511	$11,401,187
Notes payable	-	1,176,197
Costs accrual on projects	23,637,751	19,402,047
Advance from customers	1,157,247	1,886,607
Loans from third party companies and individual	6,400,659	972,196
Amount due to related party	1,656,420	0
Amount due to noncontrolling interest investor	9,047,068	6,557,548
Other payables	461,258	187,038
Tax payable	5,577,533	3,221,869
Accrued liabilities	485,354	379,357
Payable on investment consideration	582,966	895,000
Deferred income taxes	1,782,786	358,519
Deferred revenue	289,485
Short-term bank borrowing (including VIE short-term borrowing of the consolidated VIEs without recourse to Tri-Tech Holdings of $2,754,158 and $2,296,895 as of December 31, 2012 and 2011, respectively)	8,150,041	8,010,365
Total current liabilities	65,119,079	54,447,930
Long-term bank borrowing	17,976	-
Corporate Bond	7,935,122	-
Noncurrent deferred income taxes	3,699,790	3,455,823
Total Liabilities	76,771,967	57,903,753
Shareholders' equity
Tri-Tech Holding Inc. shareholders' equity
Ordinary shares ($0.001 par value, 30,000,000 shares authorized; 8,259,506 and 8,203,299 shares issued as of December 31, 2012 and 2011, respectively)	8,259	8,203
Additional paid-in-capital	50,119,428	48,772,307
Statutory reserves	2,246,910	1,866,994
Retained earnings	17,038,396	19,682,386
Treasury shares (21,100 shares in treasury as of December 31, 2012 and 2011, respectively)	(193,750)	(193,750)
Accumulated other comprehensive income	5,086,827	4,593,046
Total Tri-Tech Holding Inc. shareholders' equity	74,306,070	74,729,186
Noncontrolling interests	5,600,029	6,017,739
Total shareholders' equity	79,906,099	80,746,925
Total liabilities and shareholders’ equity	$156,678,066	$138,650,678

See notes to consolidated financial statements

TRI-TECH HOLDING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)

	For the Years Ended December 31,
	2012	2011

Revenues:
System integration	67,961,198	82,401,473
Hardware products	4,668,354	3,460,610
Software products	-	10,838
Total revenues	72,629,552	85,872,921
Cost of revenues
System integration	51,800,856	61,677,449
Hardware products	3,328,662	2,338,269
Software products	-	1,734
Total cost of revenues	55,129,518	64,017,452
Gross profit	17,500,034	21,855,469
Operating expenses:
Selling and marketing expenses	4,148,861	2,164,363
General and administrative expenses	13,987,293	8,772,446
Research and development expenses	174,726	179,396
Total operating expenses	18,310,880	11,116,205
(Loss) Income from operations	(810,846)	10,739,264
Other expense:
Other income (expense)	1,958,119	607,674
Interest income	230,920	284,950
Interest expense	(2,407,209)	(695,475)
Investment gain	-	(6,985)
Fair Value change on contingent investment consideration	85,558	(200,000)
Total other expenses	(132,612)	(9,836)
(Loss) Income before provision for income taxes	(943,458)	10,729,428
Provision for income taxes	1,808,415	1,958,864
Net (loss) income	(2,751,873)	8,770,564
Less: Net (loss) income attributable to noncontrolling interests	(487,799)	682,190
Net (loss) income attributable to Tri-Tech Holding Inc. shareholders	$(2,264,074)	$8,088,374

Net (loss) income	(2,751,873)	8,770,564
Other comprehensive income
Foreign currency translation adjustment	527,672	3,052,049
Comprehensive (loss) income	(2,224,201)	11,822,613
Less: Comprehensive (loss) income attributable to noncontrolling interests	(487,799)	880,992
Comprehensive (loss) income attributable to Tri-Tech Holding Inc.	$(1,736,402)	$10,941,621
Net (loss) income attributable to Tri-Tech Holding Inc. shareholders per share are:
Basic	$(0.28)	$0.99
Diluted	$(0.28)	$0.98
Weighted average number of ordinary shares outstanding:
Basic	8,211,089	8,142,867
Diluted	8,211,089	8,238,291

See notes to consolidated financial statements

TRI-TECH HOLDING INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Ordinary Share			Retained earnings			Acc.		Total
			Additional paid-in-	Statutory			comprehensive	Noncontrolling	shareholders’
	Shares	Amount	capital	reserves	Unrestricted	Treasury share	Income	interests	equity
BALANCE, January 1, 2011	8,051,833	$8,052	$47,278,042	$897,382	$12,563,624	$(193,750)	$1,739,799	$2,027,917	$64,321,066
Ordinary share issuance in business combination	57,766	57	429,919	-	-	-	-	-	429,976
Capital injection by noncontrolling interest shareholder	-	-	-	-	-	-	-	3,108,830	3,108,830
Warrants share-based payment to Hawk Association Inc	-		60,962						60,962
Share-based compensation on option issued to employees	-	-	371,003	-	-	-	-	-	371,003
Exercise of share-based compensation on option issued to employees	93,700	94	632,381	-	-	-	-	-	632,475
Net income			-	-	8,088,374	-	-	682,190	8,770,564
Transfer to statutory reserve	-	-	-	969,612	(969,612)	-	-	-	-
Foreign currency translation Adjustment	-	-	-	-	-	-	2,853,247	198,802	3,052,049
BALANCE, January 1, 2012	8,203,299	$8,203	$48,772,307	$1,866,994	$19,682,386	$(193,750)	$4,593,046	$6,017,739	$80,746,925
Capital injection by noncontrolling interest shareholder	-	-	-	-	-	-	-	36,198	36,198
Issuance of ordinary shares for business combination	30,207	30	229,845	-	-	—	-	-	229,875
Issuance of ordinary shares to employees	26,000	26	71,730	-	-	-	-	-	71,756
Share-based compensation on option issued to employees			1,045,546	-	-	-	-	-	1,045,546
Net Loss	-	-	-	-	(2,264,074)	-	-	(487,799)	(2,751,873)
Transfer to statutory reserve	-	-	-	379,916	(379,916)	-	-	-	-
Foreign currency translation Adjustment	-	-	-	-	-	-	493,781	33,891	527,672

BALANCE, December 31, 2012	8,259,506	$8,259	$50,119,428	$2,246,910	$17,038,396	$(193,750)	$5,086,827	$5,600,029	$79,906,099

See notes to consolidated financial statements

TRI-TECH HOLDING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(2,751,873)	$8,770,564

Adjustments to reconcile net income to cash provided by operating activities:
Amortization of share-based compensation expense	1,117,227	371,003
Amortization of warrants	-	60,962
Depreciation and amortization	1,224,646	773,604
Provision for doubtful accounts	855,302	163,575
Fair value change on contingent investment consideration	(85,558)	200,000
Loss on disposal of plant and equipment	9,756	8,645
Gain on investment in joint venture	-	6,985
Deferred income taxes	1,634,308	1,423,523
Changes in operating assets and liabilities::
Accounts receivable	22,835	(881,733)
Unbilled revenue	(12,837,189)	(45,295,256)
Restricted cash	(3,174,767)	(2,785,325)
Other current assets	(1,022,956)	(186,440)
Inventories	(752,618)	(1,021,897)
Prepaid expenses	(203,302)	(157,307)
Prepayments	(4,723,440)	(3,225,525)
Accounts payable	(5,695,882)	5,877,391
Notes payable	(1,174,203)	1,147,442
Cost accrual on projects	4,440,666	9,484,981
Advance from customers	(756,745)	(29,143)
Other payables	1,568,225	565,736
Tax payable	1,739,367	204,546
Accrued liabilities	22,681	104,722
Deferred revenue	289,003	-
Net cash used in operating activities	(20,254,517)	(24,418,947)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment in business acquisition	(114,910)	(488,000)
Cash paid on investment consideration	-	829,802
Cash proceeds from disposal of PP&E	-	4,804
Payment to purchase plant and equipment	(643,607)	(268,532)
Payment in investment in joint venture	-	(6,985)
Cash paid to acquire intangible asset	(128,681)	(165,279)
Cash paid for construction in progress	(814,293)	(2,319,370)
Payment of loan to third-party companies	(158,438)	(1,150,276)
Collection of loan to third-party companies	704,494	-
Net cash used in investing activities	(1,155,435)	(3,563,836)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of options into ordinary shares	-	454,009
Payment of installment of purchasing vehicle	-	(15,374)
Proceeds from bank borrowings	18,831,078	7,814,533
Payment of bank borrowing	(18,693,584)	-
Proceeds from the issuance of ordinary shares	230,937	-
Proceeds from the issuance of corporate bond	8,052,449	-
Capital injection by shareholders	477,247	-
Capital injection by noncontrolling shareholders	-	1,737,115
Proceeds from amount due from shareholder	31,373	-
Payment of amount due from shareholder	(52,891)	-
Proceeds from loan from third-party companies	8,130,386	715,776
Payment of loan from third-party companies	-	-
Proceeds from loan from non-controlling shareholders	(475,315)	6,446,708
Payment of loan from non-controlling shareholders	1,606,566	-
Net cash provided by financing activities	18,138,246	17,152,767

EFFECTS OF EXCHANGE RATE CHANGE IN CASH	(565,383)	(629,233)
NET DECREASE IN CASH	$(3,837,089)	$(11,459,249)

CASH, beginning of the period	11,935,746	23,394,995
CASH, end of the period	8,098,657	11,935,746

Supplemental disclosure for cash flow information:

Income taxes paid	204,019	363,486
Interest paid on debt	1,029,602	189,609

Supplemental disclosure for noncash investing activities:

Addition in land use right by transferring from long-term prepayment	-	5,418,963
Addition in construction in progress by transferring from accounts payable	725,569	2,135,919
Addition in intangible assets by business acquisition with J&Y International Inc.	-	1,280,000
Contingent consideration payable on business acquisition with J&Y International Inc	-	(895,000)
Addition in intangible assets by business acquisition with Huaxia Yuanjie Water Technology Co., Ltd	-	580.996
Issued 30,207 and 35,974 ordinary shares as one of the consideration in business acquisition with J&Y International Inc. in 2012 & 2011, respectively	229,875	277,000
Addition in plant and equipment by business acquisition with Huaxia Yuanjie Water Technology Co., Ltd	-	256,278
Issued 21,792 ordinary shares as consideration of purchasing intangible assets	-	155,448
Addition in plant and equipment by transferring from construction in progress	40,740	150,864
Gain on long-term investment to India Joint Venture	78,558	-

See notes to consolidated financial statements

1.	Company Background

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

TRIT currently has sixteen subsidiaries , VIEs and joint venture partnership: (1) Tri-Tech International Investment, Inc. (“TTII”), (2) Tri-Tech (Beijing) Co., Ltd. (“TTB”), (3) Beijing Satellite Science & Technology Co. (“BSST”), (4) Tianjin Baoding Environmental Technology Co., Ltd. (“Baoding”), (5) Tranhold Environmental (Beijing) Tech Co., Ltd. (“Tranhold”), (6) Beijing Yanyu Water Tech Co., Ltd. (“Yanyu”), (7) Tri-Tech Infrastructure LLC, a Delaware limited liability company (“TIS”), (8) Ordos Tri-Tech Anguo Investment Co., Ltd. (“TTA”), (9) Beijing Huaxia Yuanjie Water Technology Co., Ltd (“Yuanjie”), (10) Buerjin Tri-Tech Industrial Co. Ltd. (“Buerjin”), (11) Tri-Tech Infrastructure (India) Pvt., Ltd. (“TII”), (12) Xushui Tri-Tech Sheng Tong Investment Co.,Ltd (“Xushui”), (13)Tri-Tech Beijing Co., Ltd. (Buxar)(“Buxar”),(14) Tri-Tech Beijing Co., Ltd. (Begusarai)(“Begusarai”), (15) Tri-Tech Beijing Co., Ltd. (Hajipur) (“Hajipur”,)  and (16)Tri-tech India Pvt.,Ltd.(“WOS”). The corporate structure is as follow :

Through a series of contractual agreements entered into in 2008 and 2011, the Company is deemed to be the sole indirect interest holder of Tranhold and BSST, and the indirect interest holder of 92.86% equity ownership in Yanyu. According to the provisions of ASC 810, “Consolidation”, Tranhold, Yanyu and BSST are consolidated in the Company’s financial statements. For BSST, the Company also applied the consolidation procedures required by ASC 805 “Business Combinations”.

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

On March 8, 2012 , Xushui was established in Hebei Province. The registered capital amount is RMB15,000,000, or $2,372,104. TTB has 100% of control over Xushui. RMB3,000,000, or $474,421, has been paid.

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

On July 2, 2012, TTB registered three project offices in India, namely, Buxar, Begusarai and Hajiour. The registered capital of each of the project offices is 0, and they are 100% owned by TTB.

On August 30, 2012, WOS was established under the regulation of India, TTB injected $1,980 as the paid up capital holding  99% of WOS, while TIS paid up $20 as investment and hold 1% share of WOS.

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

2.	Summary of Significant Accounting Policies

Principles of consolidation and basis of presentation

The consolidated financial information as of December 31, 2012 and 2011 and for the years then ended are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The consolidated financial information should be read in conjunction with the Financial Statements and the notes thereto. All material inter-company transactions and balances have been eliminated in the consolidation.

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

Restricted Cash

The current restricted cash balance at December 31, 2012 and 2011 was $5,283,541 and $2,087,920, respectively. The long-term restricted cash balance at December 31, 2012 and 2011 was $2,533,426 and $2,541,958, respectively. For details, refer to Note 5 of consolidated financial statements.

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

Long-term Unbilled Receivables

The Company obtained several Build-Transfer (“BT”) contracts with billing cycles of over three years in recent years. Due to the nature of the BT projects, the related revenue has been discounted and recorded as long-term unbilled receivables and the discount rate is the 3-year nominal interest rate of 6.15.% , set by the People’s Bank of China, the PRC’s central bank. For the contract that a specific discount rate is agreed in the contract, that specific rate is applied. These projects are funded by local governments with central government project appropriation, so the Company does not ascribe any collection risk on such projects.

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

Valuation of Long-Lived Assets

The Company reviews the carrying value of its long-lived assets, including plant and equipment, and finite life intangibles whenever events or changes in circumstances indicate that the carrying value may not be recoverable. To the extent the estimated undiscounted future cash inflows attributable to the asset, less estimated undiscounted future cash outflows, are less than the carrying amount, the Company recognizes an impairment loss in an amount equal to the difference between the carrying value of such assets and fair value. No impairment provision was made in the prior or current years. The Company reports assets for which there is a committed disposition plan, whether through sale or abandonment, at the lower of carrying value or fair value less costs to sell. No such assets were identified in prior and current years.

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

Assets	Useful Life
Proprietary technology relating to sewage, municipal solid waste treatment and tail gas purification	20 years
Proprietary technology relating to low energy consumption data transmission system	20 years
Large region environmental management system	10 years
Mobile web management system	10 years
Database management system	10 years
Pollution reduction checking assistant	10 years
Water pollution control infrastructure	10 years
Software-gas flow	20 years
Software-oil mixing	20 years
Software-crude blending	10 years
Customer relationship	5 years
Land use right	50 years
Know-how	8-10 years
Contract backlog	1 year

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

Goodwill

Goodwill represents the excess of the fair value of consideration transferred (plus the fair value of the non-controlling interest, if any) over fair value of the net assets acquired (including recognized intangibles). Goodwill is not amortized; rather, impairment tests are performed at least annually or more frequently if circumstances indicate impairment may have occurred. If impairment exists, goodwill is immediately written down to fair value and the loss is recognized in the consolidated income statements. The Company assesses impairment at period end or whenever events or changes indicate that, more likely than not, the carrying value of goodwill has been impaired. The Company uses the income approach to estimate the fair value of the goodwill. The income approach is based on the long-term projected future cash flows of the operating segments. The Company discounts the estimated cash flows to present value using a weighted-average cost of capital that considers factors such as the timing of the cash flows and the risks inherent in those cash flows. The Company performed its impairment test at December 31, 2012 and 2011, and determined that there was no impairment of goodwill as of December 31, 2012 and 2011, respectively.

 Revenue Recognition

The Company’s revenues consist primarily of three categories: (i) System Integration, (ii) Hardware Product Sales, and (iii) Software Product Sales. The Company recognizes revenue when there is evidence of an arrangement, the consideration to be received is fixed or determinable, products are delivered, or services rendered, and collectability assured.

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

Foreign Currency Translation

The Company uses the United States dollar (“USD”) as its reporting currency. The functional currency of TRIT, TTII and TIS is USD, the functional currency of TII, Buxar, Bugusarai Hajipur and WOS is National Rupee (“INR”), the functional currency of TRIT’s subsidiaries in China is Renminbi (“RMB”). The Company translates monetary assets and liabilities denominated in currencies other than United States dollars into USD at the exchange rate ruling at the balance sheet date. The Company converts non-USD transactions during the year into USD with the prevailing exchange rate on the transaction dates.

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

Translation adjustments amounted to $5,086,827 and $4,593,046 as of December 31, 2012 and December 31, 2011, respectively. The Company translated balance sheet amounts with the exception of equity at December 31, 2012 at RMB6.3011 to US$1.00 and INR54.8390 to US$1.00 as compared to RMB6.3009 to US$1.00 at December 31, 2011 and INR54.3478 to US$1.00 at May 19, 2012. The Company stated equity accounts at their historical rate. The average translation rates applied to income statement accounts for the years ended December 31, 2012 and 2011 were RMB6.3116 and RMB6.4588 to US$1.00, respectively. The average translation rates applied to income statement accounts for the period from May 19, 2012 to December 31, 2012 was INR54.8301 to US$1.00.

The translation rates between RMB and USD and between INR and USD are according to Oanda.com.

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

The Company adopted Financial Accounting Standards Board (“FASB”) accounting standard codification 740 (ASC 740), as of January 1, 2007. The Company recognizes a tax position as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that the Company believes is more than 50% likely to be realized on examination. For tax positions not meeting the “more likely than not” test, the Company does not record it as a tax benefit. The Company also adopts ASC 740 guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. It had no effect on the Company’s financial statements as of December 31, 2012 and 2011. The Company did not have any significant unrecognized uncertain tax positions as of December 31, 2012 and 2011.

The Company’s domestic operations are subject to income and transaction taxes in China, overseas operations are subject to local income and transaction taxes, but most of the business activities take place in China. Significant estimates and judgments are required in determining the Company’s provision for income taxes. Some of these estimates are based on interpretations of existing tax laws or regulations. The ultimate amount of tax liability may be uncertain as a result. The Company does not anticipate any events which could change these uncertainties.

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

The Company has granted 185,000 warrants to the placement agent in  our  IPO and to our investor relations consultant. During the first financing after IPO, the Company has also agreed to issue the underwriters a warrant to purchase a number of ordinary shares equal to an aggregate of 10% of the ordinary shares sold in the offering, excluding over-allotments. The warrants will have an exercise price equal to 145% of the offering price. Accordingly, in April 2010, the Company issued 214,275 warrants with exercise price per share of $20.30. These warrants have an anti-dilutive effect due to the fact that the weighted average exercise price per share of these warrants is higher than the weighted average market price per share of ordinary share during the years ended December 31, 2012 and 2011. 170,000 warrants had been exercised at a price equal to $8.10 per share as of December 31, 2012. As of December 31, 2012, the Company has granted 1,008,516 options to our key employees, and 93,700 options had been exercised at a price equal to $6.75 per share.

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

Segments

The Company identifies segments by reference to its internal organization structure and the factors that Chief Operating Decision Maker uses to make operating decisions and assess performance .

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

J&Y International Inc.

To expand its technical and geological market profile, on June 9, 2011, the Company acquired the total operating assets of J&Y International Inc. (“J&Y”), a water treatment company based in Wisconsin, USA, inclusive of its technology know-how, design prints, etc. The total purchase price was estimated to be $1,500,000 in the form of cash and ordinary shares as of the acquisition date, of which $488,000 payment in cash and 35,974 ordinary shares, at the price on the trading day prior to the closing at $7.61 per share with a total amount of $277,000, should be paid and issued at closing. The remaining payment of $735,000 subject to adjustment was deferred and paid by the issuance of ordinary shares, including:

1)	$200,000 payable upon a specific contract granted. In November 2011, the Company earned the specific contract. The amount was paid in April, 2012, by issuing 30,207 ordinary shares at a price equal to $7.61 per share.
2)	$200,000 payable upon a specific contract completion and receipt of payment excluding retainer. The contract is expected to complete by the end of year 2013.
3)	$335,000 payable based on the specific threshold of performance EBITDA generated in connection with a specific contract. The performance of EBIDTA draft for 2012 didn’t reach the threshold by the specific contract, therefore, this amount will not been paid before the date of issuing the financial statement. If there is any revision in the following months, related revision will be made accordingly.
4)	If the seller sells the issued shares at a price less than $7.61 within one calendar year after the expiration of the restriction period, the Company shall pay the seller shortfall in cash as the make good amount.

The above contingent consideration was classified as a liability as of June 9, 2011, the closing date. The fair value of the contingent consideration as of December 31, 2012 and December 31, 2011 was estimated at $582,966  and $895,000.

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

The excess of identifiable net assets attributed to TRIT over total investment consideration, $57,945 was recorded as gain in the investment. No goodwill was recognized in this investment .

The unaudited pro forma financial information shown below does not attempt to project the future results of operations  of the combined entity.

	Revenue	Net (loss) income before allocation to noncontrolling interests

Actual from May 19 to Dec 31, 2012 generated from TII (Unaudited)	$790,625	$(259,108)

Supplemental pro forma from January 1 to December 31, 2012 (Unaudited)	$72,740,667	$(2,652,032)

Supplemental pro forma from January 1 to December 31, 2011 (Unaudited)	$85,872,921	$8,770,564

Supplemental pro forma in revenue:

Revenue	India Co.	TRIT Group	Elimination	Combined
January 1, 2012 - December 31, 2012 (Unaudited)	$1,348,665	$72,629,552	$(1,237,550)	$72,740,667
January 1, 2011 - December 31, 2011 (Unaudited)	$-	$85,872,921	$-	$85,872,921

Supplemental pro forma in net (loss) income before allocation to noncontrolling interests:

Net (loss) income before allocation to noncontrolling interests	India Co.	TRIT Group	Elimination	Combined
January 1, 2012 - December 31, 2012 (Unaudited)	$(147,667)	$(2,751,873)	$247,510	$(2,652,032)
January 1, 2011 - December 31, 2011 (Unaudited)	$-	$8,770,564	$-	$8,770,564

4.	Variable Interest Entities

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

TRIT’s VIEs include: Tranhold, Yanyu and BSST. TRIT is involved in each VIE and understands the purpose and design of these entities. It also performs a significant role in these entities’ ongoing business. It is obligated to absorb losses of the VIE entities as well as benefit from them. Therefore, the VIEs are consolidated in the Company’s 2012 and 2011 consolidated financial statements. These VIEs are continually monitored by the Company to determine if any events have occurred that could cause its primary beneficiary status to change.

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

The total assets and liabilities of our consolidated VIEs as of December 31, 2012 and 2011 are shown as below, which exclude intercompany balances that are eliminated among the VIEs.

	December 31,	December 31,
	2012	2011
ASSETS
Current assets
Cash	$2,346,543	$4,414,701
Restricted cash	521,302	1,192,134
Accounts and notes receivable, net	18,171,800	19,310,636
Unbilled revenue	8,568,681	4,361,317
Other receivables	17,210,742	8,790,816
Inventories	6,741,246	5,950,510
Deposits on projects	1,296,163	983,013
Prepayments to suppliers and subcontractors	9,506,484	1,387,119
Total current assets	64,362,961	46,390,246
Long-term unbilled revenue	1,040,367	2,154,667
Plant and equipment, net	684,067	511,160
Intangible assets, net	3,848,986	4,138,012
Long-term investment	-	5,855,566
Long-term restricted cash	-	26,834
Total Assets	$69,936,381	$59,076,485
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	7,844,856	1,394,883
Notes payable	-	1,176,197
Advance from customers	8,650,053	8,104,579
Customer deposits	10,192,513	1,920,597
Loan from third party companies and individual	1,781,717	-
Other payables	21,317,295	19,944,048
Accrued liabilities	-	-
Income taxes payable	87,189	10,096
Deferred income taxes	329,899	328,419
Short-term bank borrowing	2,754,158	2,296,895
Total current liabilities	52,957,680	35,175,714
Total Liabilities	$52,957,680	$35,175,714

For the year ended December 31, 2012, the financial performance of the VIEs reported in the consolidated statements of sales revenue of approximately US$38,666,647, cost of sales of approximately US$ 30,146,293, operating expenses of approximately US$9,961,179 and net loss before noncontrolling interest of approximately US$1,788,241.

For the year ended December 31, 2011, the financial performance of the VIEs reported in the consolidated statements of operations and comprehensive income/(loss) includes sales of approximately US$62,537,400, cost of sales of approximately US$54,654,896, operating expenses of approximately US$7,325,526 and net income of approximately US$385,755.

5.	Restricted Cash

As of December 31, 2012, the Company has made deposits totaling $7,816,967 as collateral in exchange of the issuance of letters of credit. Among these letters of credit, a total of $4,352,443 is with expiration dates within the next 12 months. The remaining balance of $3,464,524 is to expire in 2014 or later, which is classified under long-term restricted cash.

6.	Accounts Receivable, Net

Based on the Company’s assessment, management believes the net balance on each balance sheet date herein was collectable. The gross balance and bad debt provision as at December 31, 2012 and 2011 are as the following:

	December 31	December 31,
	2012	2011
Accounts receivable, gross	$20,073,881	$20,507,146
Less bad debt provision	(1,475,771)	(619,062)
Accounts receivable, net	$18,598,110	$19,888,084

The allowance is based on the age of receivables and a specific identification of receivables considered at risk of collection. The following analysis details the changes in the Company’s allowances for doubtful accounts:

	December 31	December 31,
	2012	2011
Balance at beginning of the year	$619,062	427,020
Increase in allowances during the year	950,302	192,321
Write-offs during the year	(93,593)	(279)
Accounts receivable, net	$1,475,771	$619,062

7.	Unbilled Revenue

For revenues accounted for under this account, we expect the amounts to be billed and collected within one year. For those with a collection period longer than one year, we classify them under “Long-term unbilled revenue” on the consolidated balance sheets.

The unbilled revenue as of December 31, 2012 and December 31, 2011 are as the following:

	December 31	December 31,
	2012	2011
Current unbilled revenue	$27,954,525	$7,254,830
Long-term unbilled revenue	51,219,694	59,298,740
Total unbilled revenue	$79,174,219	$66,553,570

As of December 31, 2012, 34% of the current unbilled revenue, and none of the long-term unbilled revenue were related to the three India projects. The remaining balances were for various other on-going projects. All of the balances are considered collectible.

8.	Other Receivables

Other receivables consisted of the following:

	December 31	December 31,
	2012	2011
Advances to staff	$1,343,985	772,770
Loan to third-party companies	678,511	1,207,119
Amount due from related party	231,843	-
Rental deposit	362,308	186,710
Prepaid expense	397,550	191,845
Others	811,574	403,104
Total	$3,825,770	$2,761,548

Advances to staff were mainly for staff with long term assignment overseas for sales and project related work.

Loans to third-party companies were made for working capital purposes. $500,000 is for short-term of six months with 6% annualized interest rate, and $158,702 is for one year with no interest.

9.	Inventories

Inventories consisted of the following:

	December 31	December 31,
	2012	2011
Raw materials	$2,752,199	$1,835,715
Finished goods	910,003	589,887
Working in process	4,796,871	5,280,150
Total	$8,459,073	$7,705,752

The Company reviews its inventory periodically for possible obsolete goods and to determine if any reserves are necessary for potential obsolescence. As of December 31, 2012 and 2011, the Company determined that no reserves were necessary.

10.	Deposits on Projects

Deposits on Projects consisted of the following:

	December 31	December 31,
	2012	2011
Current:
Contract deposit	$867,835	$659,568
Bidding deposit	601,715	553,123
Total	$1,469,550	$1,212,691

Contract deposits are paid to customers for the promise that the service or products will be properly and timely provided. Bidding deposits are paid as a deposit for involving in the bidding process. All of the deposits will be utilized within one year.

11.	Plant and Equipment, Net

Plant and equipment consist of the following:

	December 31,	December 31,
	2012	2011
Buildings	$271,507	$271,515
Machinery & equipment	159,678	137,217
Transportation equipment	1,016,529	857,812
Office equipment	646,920	435,952
Furniture	445,740	402,842
Leasehold improvements	233,952	-
Total plant and equipment	2,774,326	2,105,338
Less accumulated depreciation	(1,009,542)	(668,500)
Plant and equipment, net	$1,764,784	$1,436,838

 The depreciation expense for the years ended December 31, 2012 and 2011 amounted to $309,387 and $145,779 , respectively.

12.	Construction in Progress

The construction in progress account captures the balance of construction in progress for the Company’s Baoding research, development and production base in Baodi, Tianjin area. Baoding focuses on technology development, software development, pilot testing, manufacturing and pre-installation/pre-assembly preparation of its proprietary products. The construction of the Baoding research, development and production facility officially started in June 2011, and is expected to complete by end of year 2013. The construction in progress of the Baoding facility is totaled at $5,359,466 and $4,566,934 as of December 31 2012 and 2011, respectively.

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

All the intangible assets have definite lives, and are amortized on a straight-line basis over their expected useful economic lives. The original costs and accumulated amortization as of December 31, 2012 and 2011 are as follows:

	December 31	December 31,
	2012	2011
Patents	$2,150,207	$2,021,375
Software	2,878,862	2,878,954
Customer list	1,280,356	1,280,378
Land use right	5,724,001	5,724,181
Know-how	1,218,479	1,218,496
Contract backlog	58,719	58,722
Total intangible assets	13,310,624	13,182,106
Less accumulated amortization	(2,407,692)	(1,572,444)
Intangible assets, net	$10,902,932	$11,609,662

In November 2010, $5,284,854 was paid for a land use right, the amount of which was recorded as long-term prepayment on land use right purchased as of December 31, 2011. On January 18, 2011, the land use right was transferred and accepted by the Company, and the amount started to be included in intangible assets. The amortization of the land use right for 50 years started in January 2011.

The amortization expense for the years ended December 31, 2012 and 2011 amounted to $907,548 and $627,825 , respectively.

The amortization expense for the five-year period starting from December 31, 2012 is expected to be as follows:

For the Years Ended December 31,	Amount
2013	811,258
2014	811,258
2015	811,258
2016	604,034
2017	554,867
Thereafter	7,310,257
Total	10,902,932

14.	Investment in Joint Venture

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

Accounts payable and project accruals based on progress consisted of the following:

	December 31,	December 31,
	2012	2011
Accounts payable	$5,890,511	$11,401,187
Costs accrual on projects	23,637,751	19,402,047
Total	$29,528,262	$30,803,234

Of the total costs accrual on projects, 37% or $8,725,834 was related to the India projects which contributed most of the ending balance in current year. The remaining balance came from the Group’s various on-going projects.

16.	Amount due to noncontrolling interest investor

The amount due to noncontrolling interest investor as of December 31, 2012 and December 31, 2011 were:

	December 31,	December 31,
	2012	2011
Principal	$7,354,271	$6,057,250
Interest payable investor	1,692,797	500,298
Total	$9,047,068	$6,557,548

The amount due to noncontrolling interest investor, $7,354,271, was the principal amount for a short-term loan from the minority interest investor from TTA, with interest of 1.5% per month. The loan is payable on demand. The accrued interest expense was $1,195,898 and $459,257 as of December 31, 2012 and 2011, respectively, which was included in other payables. The purpose of this short-term loan was mainly to reduce temporary operational cash pressure.

17.	Loan from Third-party Companies and Individual

	December 31,	December 31,
	2012	2011
Nuwell Asia Limited	$500,000	$500,000
Beijing Liyuanshida Technology Co., Ltd	2,968,941	-
Xuzhou Weisi water technology co., LTD	643,697	-
Beijing Sridi Technology Co., Ltd	325,584	221,183
China automation control co., LTD	241,345	-
Lin Bin	1,150,000	-
Others	571,092	251,013
Total	$6,400,659	$972,196

The interest rates ranged from 0.5% to 2.0% per month. Approximately 1.0 million was interest free and has been paid off in the first quarter of 2013. The interest expense was $195,663 and nil for the years ended December 31, 2012 and 2011, respectively.

18.	Amounts due to related party

	December 31,	December 31,
	2012	2011
Cheng Guang (Shareholder/CEO)	$510,850	$-
Warren Zhao (Shareholder)	955,500	-
Dong Pengyu (Shareholder)	158,702	-
Others	31,368	-
Total	$1,656,420	$-

The amounts due to shareholders, originally due in November 2012, were extended to May 31, 2013. The monthly interest rate was 1%.

19.	Other Payables

Other payables were non-project related as shown below:

	December 31,	December 31,
	2012	2011
Corporate bond interest payable	$130,745	$-
Others	330,513	187,038
Total	$461,258	$187,038

20.	Taxes payable

	December 31,	December 31,
	2012	2011
Value-added tax payable	$3,539,608	$1,367,517
Business tax payable	1,493,704	1,228,441
Income tax payable	87,189	154,519
Individual income tax payable	19,753	13,871
Others	437,279	457,521
Total	$5,577,533	$3,221,869

The amount others includes various taxes and surcharges charged from local Tax Bureau.

21.	Bank Borrowings

The table below presents the short-term and long-term bank borrowing interest rates and the amount borrowed as of December 31, 2012 and 2011.

Bank Name	Annual interest rate	Terms from	Terms to	As of December 31,2012	As of December 31,2011
				USD	USD

Citic Bank	7.800%	2012-12-6	2013-12-6	4,761,073	-
Bank of Hangzhou	7.872%	2012-3-20	2013-3-19	634,810	-
Bank of Hangzhou	7.872%	2012-4-19	2013-4-18	36,406	-
Bank of Hangzhou	7.216%	2012-4-28	2013-4-26	337,216	-
CMB	7.200%	2012-8-31	2013-8-31	1,946,666	-
CMB	7.200%	2012-8-31	2013-8-30	433,870	-
Citic Bank	8.528%	2011-9-27	2012-9-27	-	4,761,225
Bank of Hangzhou	7.872%	2011-11-30	2012-11-29	-	952,245
Bank of Hangzhou	7.216%	2011-7-27	2012-7-26	-	789,173
Bank of Hangzhou	7.216%	2011-6-27	2012-6-26	-	952,245
Bank of Hangzhou	7.216%	2011-4-15	2012-4-14	-	555,477
Total short-term bank borrowings				8,150,041	8,010,365

Bank Name	Annual interest rate	Terms from	Terms to	As of December 31,2012	As of December 31,2011
				USD	USD

ICICI BANK LTD. (Scorpio)	11.990%	2012-5-1	2016-4-30	9,460	-
ICICI BANK LTD. (VENTO)	12.250%	2012-1-15	2015-1-14	8,516	-
Total long-term bank borrowings				17,976	-

$18,693,584 of the short-term bank borrowings was repaid by the Company for the year ended December 31, 2012. The bank loan from Citic Bank in the amount RMB30 million (US$ 4,761,073) was guaranteed by Mr. Peter Dong, and secured by pledging of accounts receivable from the Ordos Project. All of the remaining bank borrowings are credit loans.

22.	Corporate Bond

On September 26, 2012, TTB issued Bonds worth an aggregate of RMB 50 million (approximately $7.94 million). The Bonds were issued to sophisticated investors including financial institutions, and will be traded on an inter-bank bond market. The Bonds will have a term of three years and will carry an interest rate of 6.2%. Interest is paid annually on September 21. Principal on the Bonds will be repaid at maturity on September 26, 2015. Interest expense was $823,836 for the year ended December 31, 2012,

23.	Income Taxes

We are subject to income taxes on the entity level for income arising in or derived from the tax jurisdictions in which each entity is domiciled. According to the New Enterprise Income Tax Law (“NEITL”) in China, unified Enterprise Income Tax rate is 25%. However, five of our eight subsidiaries and VIEs in China are subject to certain favorable tax policies as high-tech companies. The effective income tax rate for the year ended December 31, 2012 was -192%.

The applicable statutory tax rate for our subsidiaries in India is 42.024%. The Company has not recorded tax provision for U.S. tax purposes as it has no assessable profits arising in or derived from the United States and intends to reinvest accumulated earnings in its PRC operations.

The applicable statutory tax rates for our subsidiaries and VIEs in the PRC are as follows:

	For The Years Ended December31,
	2012	2011
TTB	15%	7.5%
BSST	15%	15%
Yanyu	15%	15%
Tranhold	25%	25%
TTA	25%	25%
Baoding	15%	15%
Yuanjie	15%	15%
Buerjin	25%	25%
Xushui	25%	-
Consolidated Effective Income Tax Rate	-192%	18%

The provision for income tax expense from operations consists of the following:

	For The Years Ended December 31
	2012	2011
Current:

Overseas	$-	$-

PRC	87,045	502,541

Deferred:

Overseas	750,535	-

PRC	970,835	1,456,323

Total income tax expense	$1,808,415	$1,958,864

Significant components of the Company’s deferred tax liabilities are as follows:

	For the year ended December 31,
	2012	2011
Current:
Deferred tax liabilities:	-	-
Revenue recognition based on percentage of completion	$1,782,786	$358,519
Total current net deferred tax liabilities	$1,782,786	$358,519
Long-term:
Deferred tax liabilities:
Intangible assets valuation in business combination	$435,314	$525,396
Revenue recognized in completion percentage method	3,264,476	2,930,427
Total noncurrent net deferred tax liabilities	$3,699,790	$3,455,823

Income tax reconciliation for the years ended December 31, 2012 and 2011 are as follows:

	For the year ended December 31,
	2012	2011
PRC federal statutory tax rate	25%	25%
Taxable income	(943,458)	10,729,428
Computed expected income tax expense	(235,865)	2,682,357
Effect of different tax rates	(11,943)	(960,558)
Effect of operation loss	1,841,275	193,713
Nondeductible items	214,948	43,352
Income tax expense	1,808,415	1,958,864

24.	Warrants

As of December 31, 2012 and December 31, 2011, the Company has 229,274 warrants outstanding for ordinary shares. None of these warrants were exercised by December 31, 2012. For the years ended December 31, 2012 and 2011, the Company recorded warrant expenses as general and administrative expenses of $0 and $ $60,962, respectively.

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

TRIT’s 2011 Share Incentive Plan (the “2011 Plan”) approved by its shareholders permits the Company to offer up to 474,008 shares, options and other securities to its employees and directors. In connection with the 2011 Plan, on June 5, 2012, TRIT granted 450,016 share options to its senior management and directors, out of which 225,008 share options have an exercise price equal to $7.63, the exercise price for the remaining 225,008 share options equals to the closing price of the Company’s ordinary shares on January 1, 2013, which was $2.75. 225,008 share options were vested immediately at the grant date, the remaining 225,008 share options were vested on January 1, 2013.

The fair value of the 255,008 share options on the grant-date June 5, 2012 was $1.55 per share, which was estimated by using the Binominal Model. Valuation assumptions used in the Binominal option-pricing model for options issued include (1) discount rate of 3.07% based upon China Sovereign Bonds yields in effect at the time of the grant, (2) expected volatility of 38%, and (3) zero expected dividends. The total fair value of the options was $348,762. The fair value of the remaining 225,008 options vested on January 1, 2013 was $1.20 per share, which was estimated by using the Binominal Model. Valuation assumptions used in the Binominal option-pricing model for options issued include (1) discount rate of 2.5% based upon China Sovereign Bonds yields in effect at the time of the grant, (2) expected volatility of 47%, (3) life of options of 9.2 years, and (4) zero expected dividends. The total fair value of the remaining options was $270,010.

Also in connection with the 2011 Plan, on June 4, 2012, TRIT granted 23,000 share options with an exercise price equal to $4.45 to its senior management, out of which half was vested on December 31, 2012 and 2013, respectively. The fair value of options per share on the grant-date of June 4, 2012 was $2.07, estimated by using the Binominal Model. Valuation assumptions used in the Binominal option-pricing model for options issued include (1) discount rate of 3.15% based upon China Sovereign Bonds yields in effect at the time of the grant, (2) expected volatility of 45%, (3) life of options of 10.6 years, and (4) zero expected dividends. The total fair value of the options was $47,610.

Also in connection with the 2011 Plan, on September 17, 2012, TRIT granted 10,000 share options with an exercise price equal to $3.77 to its directors, out of which half was vested on September 18, 2012 and 2013, respectively. The fair value of options per share on the grant-date of September 17, 2012 was $1.68, estimated by using the Binominal Model. Valuation assumptions used in the Binominal option-pricing model for options issued include (1) discount rate of 2.41% based upon China Sovereign Bonds yields in effect at the time of the grant, (2) expected volatility of 46%, (3) life of options of 10 years, and (4) zero expected dividends. The total fair value of the options was $16,800.

The total option compensation expense recognized was $1,045,546 and $371,003 for the years ended December 31, 2012 and 2011.

The following table summarizes the outstanding options, related weighted average fair value and life information as of December 31, 2012.

	Options Outstanding			Options Exercisable
Range of Exercise Price Per Share	Number outstanding as of December 31, 2012	Weighted Average Fair Value	Weighted average Remaining Life (Years)	Number Exercisable as of December 31, 2012	Weighted Average Exercise Price
$2.75 - $7.63	893,312	$2.32	6.41	555,008	$5.93

A summary of option activity under the employee share option plan as of December 31, 2012 and 2011 and changes during the years then ended is presented below:

Options	Number of shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregated Intrinsic Value
Outstanding as of January 01, 2012	426,400	$6.75	2.69	-
Granted during the period	483,016	5.13	9.47	-
Exercised during the period	-	-	-	-
Forfeited during the period	(16,104)	7.43	-	-
Outstanding as of December 31, 2012	893,312	$5.93	6.41	-

Options	Number of shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregated Intrinsic Value
Outstanding as of January 01, 2011	525,500	$6.75	3.69	2,107,255
Granted during the period	-	-	-	-
Exercised during the period	(93,700)	6.75	-	-
Forfeited during the period	(5,400)	6.75	-	-
Outstanding as of December 31, 2011	426,400	$6.75	4.55	-

A summary of unvested options under the employee share option plan as of December 31, 2011 and changes during the year then ended is presented below:

Options	Number of shares	Weighted Average Fair Value
Unvested as of January 01, 2012	309,900	$3.53
Granted during the period	483,016	$1.41
Vested during the period	(339,808)	$2.16
Forfeited during the period	(16,104)	$1.72
Unvested as of December 301, 2012	437,004	$2.32
Expected to vest thereafter	437,004	$2.32

Options	Number of shares	Weighted Average Fair Value
Unvested as of January 01, 2011	420,400	$3.53
Granted during the period	-	$-
Vested during the period	(105,100)	$3.53
Forfeited during the period	(5,400)	$3.53
Unvested as of December 31, 2011	309,900	$3.53
Expected to vest thereafter	309,900	$3.53

26.	Net (loss) Income per Ordinary Share

The following table presents a reconciliation of basic and diluted net income per share:

	For the year ended Dec 31,
	2012	2011
Net (loss) income attributable to Tri-tech Holding Inc	$(2,264,074)	$8,088,374
Weighted-average shares of ordinary shares used to compute basic net income per share	8,211,089	8,142,867
Effect of dilutive ordinary shares equivalents:
Dilutive effect of employee stock options	-	83,832
Dilutive effect of issuable shares in business acquisition with J&Y International Inc.	-	11,592
Shares used in computing diluted net income per common share	8,211,089	8,238,291
Basic net (loss) income per common share	$(0.28)	$0.99
Diluted net (loss) income per common share	$(0.28)	$0.98

All warrants are having anti-dilutive effect due to the fact that the weighted average exercise price per share of these warrants is higher than the weighted average market price per share of ordinary shares during the year ended December 31, 2012.

27.	Certain Significant Risks and Uncertainty

The Company’s substantial operations are carried out in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC and by the general state of the PRC economy. The Company’s operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in North America, West Asia and West Europe. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company’s results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

The Company also had operations in India and the United States. These sales accounted for approximately 13.2% and 6.9% of the total revenue, respectively for the years ended December 31, 2012.

The Company had sales to two and one customers that accounted for approximately 27.0% and 56.2% of revenues during the years ended December 31, 2012 and 2011, respectively. These customers accounted for approximately 22.8% and 78.9% of unbilled revenue balance as of December 31, 2012 and 2011, respectively.

The suppliers vary from project to project. Many times, they are specifically appointed by the clients. Most of the material or equipment we purchase is non-unique and easily available in the market. The prices for those purchases, although increasing, are relatively consistent and predictable. A specific supplier might take up a significant percentage of our total purchase at a certain time for a large contract. However, the dependence on a specific supplier usually ends when the project is completed. We do not rely on any single supplier for our long-term needs.

28.	Social Security Plan

The Company’s subsidiaries and VIEs in China are required to participate in the social security plan operated by the local municipal government. The Company is required to contribute approximately 20% of its payroll costs, subject to certain caps with reference to average municipal salary, to the employees’ social security fund. The Company charges contributions to its income statement as they become payable in accordance with the local government requirements. The aggregate contributions of the Company to the employees’ social security plan amounted to $972,439 and $553,403 for the years ended December 31, 2012 and 2011, respectively.

29.	Statutory Reserves

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

For the years ended December 31, 2012 and 2011, the Company made $379,916 and $969,612 appropriations to statutory reserves, respectively.

30.	Commitments and Contingencies

Operating Leases

As of December 31, 2012, the Company had commitments under certain operating leases, requiring annual minimum rentals as follows:

For the Years Ended December 31,	Amount
2013	$849,866
2014	542,698
2015	104,473
Total	$1,497,037

The leased properties are principally located in the PRC and are used for administration and research and development purposes. The terms of these operating leases vary from one to five years. Pursuant to the contracts, when they expire, we have the rights to extend them with new negotiated prices. Rental expenses were $1,080,036 and $714,023 for the years ended December 31, 2012 and 2011, respectively.

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

31.	Segment Information

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

For Years ended December 31, 2012 and 2011
	Segment 1		Segment 2		Segment 3		Total
	2012	2011	2012	2011	2012	2011	2012	2011
Revenues	$25,980,724	$58,123,939	$22,306,044	$12,922,405	$24,342,784	$14,826,577	$72,629,552	$85,872,921
Cost of revenues	20,448,709	43,367,917	16,487,906	9,309,362	18,192,903	11,340,173	55,129,518	64,017,452
Operating expenses:
Selling and Marketing Expenses	1,346,688	594,780	1,903,564	1,131,134	898,609	438,449	4,148,861	2,164,363
General and Administrative Expenses	7,274,903	5,366,170	2,840,874	1,310,332	3,871,516	2,095,944	13,987,293	8,772,446
Research and Development	104,648	129,918	70,078	49,478	-	-	174,726	179,396
Total operating expenses	8,726,239	6,090,868	4,814,516	2,490,944	4,770,125	2,534,393	18,310,880	11,116,205
Other income (expenses), net	120,686	(107,632)	(232,095)	(99,581)	(21,203)	197,377	(132,612)	(9,836)
(Loss) income before income taxes	$(3,073,538)	$8,557,522	$771,527	$1,022,518	$1,358,553	$1,149,388	$(943,458)	$10,729,428

Assets by Segment

The Company evaluates its assets by segment to generate information needed for internal control, resource allocation and performance assessment. This information also helps management to establish a basis for asset realization, determine insurance coverage, assess risk exposure, and meet requirements for external financial reporting.

Segment assets of the Company are as follows:

Segment Assets	Segment 1	Segment 2	Segment 3	Total
As of December 31, 2012	$89,062,709	$30,058,569	$37,556,788	$156,678,066
As of December 31, 2011	$84,910,147	$26,081,474	$27,659,057	$138,650,678

