Form 10-Q
period 2013-03-31
Tri-Tech Holding, Inc.
filed 2013-05-15
CIK 1460801

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

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

The Company is authorized to issue 30,000,000 ordinary shares, $0.001 par value per share. As of May 15, 2013, the Company has 8,238,406 ordinary shares outstanding, excluding 21,100 treasury shares.

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

Company Overview

Tri-Tech Holding Inc. (the “Company” or “we”) is a leading provider of integrated solutions, products and technologies to water resource management and environmental protection industries. The Company has successfully implemented projects throughout the world, including China, India, the Middle East and North America.

The Company aims to provide tailored solutions to complex environmental challenges faced by both public and private sectors in China and beyond. Its client consists of a combination of government agencies, municipalities, and industrial entities.

The Company’s principal executive offices are located at the 16th Floor of Tower B, Renji Plaza, 101 Jingshun Road, Chaoyang District, Beijing 100102 China. The telephone number at this address is +86 (10) 5732-3666. Its ordinary shares are traded on the NASDAQ Capital Market under the symbol “TRIT.” The Company’s website (www.tri-tech.cn), which is not incorporated herein, provides a variety of information including current, quarterly and annual reports.

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

Business Segments

Segment 1: Water, Wastewater Treatment and Municipal Infrastructure (“WWTM”)

In WWTM, the Company focuses on providing solutions to municipal water, wastewater treatment and gray water recycling. The Company’s services include engineering, procurement and implementation, and operation management.

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

Segment 3: Industrial Pollution Control and Safety Water Resource (“IPCS”)

Equipped with a variety of technologies and products, such as zero liquid discharge (“ZLD”), multi-effect evaporation, and multi-flash evaporation, IPCS focuses on industrial water, wastewater treatment and seawater desalination for industrial production and pollution control in the petroleum and power industries. Projects in this segment include traditional Engineering Procurement Construction (“EPC”) of equipment and modules, and the operation and maintenance of industrial wastewater treatment plants. For petroleum refineries, petrochemical factories and power plants, the Company provides systematic solutions for volatile organic compound abatement, odor control, water and wastewater treatment, and water recycling. The Company also provides safe and clean production technologies for oil and gas field exploration and pipeline transportation.

Critical Accounting Policies

Estimates and Assumptions

The preparation of financial statements requires management to make numerous estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Changes in these estimates and assumptions may have financial impacts on recognition and disclosure of assets, liabilities, equity, revenues and expenses. However, we believe that these estimates used in preparing our financial statements, which are based on our best professional judgment, are reasonable and prudent.

The most complex and subjective estimates and assumptions that present the greatest amount of uncertainty relate to the recognition of revenue under the percentage of completion method, recording business combinations, the allowance for doubtful accounts, long term contract collectability, impairment of fixed assets and intangible assets, and income taxes. We evaluate all of these estimates and judgments on an on-going basis. Below are the most critical estimates and assumptions we make in preparing the consolidated financial statements.

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

We present all sales revenue net of a value-added tax (“VAT”). Our products sold in China are generally subject to Chinese VAT of 17% of the sales price, except for certain proprietary software sales, which will only be subject to an effective tax rate of 3%. The VAT payable may be offset by VAT paid by us on purchased raw materials and other materials included in the cost of projects or producing the finished product.

We record revenue in excess of billings as “unbilled revenue”. For revenues accounted for under this account, we expect the amounts to be collected within one year. For those with collection periods in excess of one year, we classify them under “long-term unbilled revenue” on the consolidated balance sheets.

The Company obtained several contracts with a billing cycle of over three years in the past two years. The discounted revenues from those contracts are recorded and the discount rate is the 3-year nominal interest rate of 5.4%, set by the People’s Bank of China, China’s central bank. For the contract where a discount rate is specified, such specified rate is applied. These projects are funded by local governments with central government project appropriations, so the Company does not ascribe any collection risk to such projects.

Accounts Receivable

Given the characteristics of our client, we are confident that our accounts receivable are of good quality even though our accounts receivable days are relatively long compared with companies in other industries. Our finance team is constantly monitoring the accounts receivable quality and the process and assumptions used in bad debt provision. In case of any event that indicates accounts receivable quality deterioration, management will reassess the bad debt provision within the period such event occurs.

We recognize accounts receivable initially at less an allowance for doubtful accounts. We provide an allowance for doubtful accounts based on the aging of accounts receivable and on any specifically identified accounts receivable that may become uncollectible. We maintain allowances for doubtful accounts for estimated losses resulting from the failure of customers to make required payments in the relevant time periods. We review the accounts receivable on a periodic basis and make general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, we consider many factors, including the age of the balance, the customer’s historical payment history and current credit-worthiness and current economic trends. The amount of the provision, if any, is recognized in the consolidated statement of operations within “general and administrative expenses.”

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

For goodwill, we assess for impairment annually or whenever events or changes indicate that, more likely than not, the carrying value of goodwill has been impaired. We use the income approach to estimate the fair value of the goodwill. The income approach is based on the long-term projected future cash flows of the reporting units. We discount the estimated cash flows to present value using a weighted-average cost of capital that considers factors such as the timing of the cash flows and the risks inherent in those cash flows. We believe that this approach is the most reasonable because it provides a fair value estimate based upon the operating segments’ expected long-term performance considering the economic and market conditions that generally affect our business.

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

For revenues generated from those parts of our software solutions which are recognized by and registered with government authorities and meet government authorities’ requirements to be treated as software products, we are entitled to receive a refund of 14% on the total VAT paid at a rate of 17%, for an effective rate of 3%. Revenues from software products other than the above are subject to full VAT at 17%. In addition, we are currently exempted from sales tax for revenues generated from development and transfer of tailor-made software solutions for clients. Further, revenues from consulting services are subject to a 5% sales tax. Qualified to issue VAT invoices, we need to maintain a certain amount of revenue that is taxable by VAT. As such, we may have to refuse some of the tax exemption benefits in our tailor-made software development business and pay VAT for those parts of the revenue in order to maintain minimum VAT revenue thresholds. This practice may cease to apply if more of the software products become recognized and registered as software products in the PRC.

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

PRC Business Tax

Part of revenues from services provided by TTB, Yanyu, Tranhold and BSST are mostly subject to a Chinese business tax of 5% and surtax of 0.5%. One of the projects in Tianjin is subject to a 3% business tax. We pay business tax on gross revenues generated from our shipping agency services minus the costs of services, which are paid on behalf of our customers. The business tax was terminated in some provinces or categories of China from September 2012. Accordingly, some the Company’s revenues subjected to business tax will incur a 6% VAT.

Recently Issued Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board ("FASB") issued amendments under ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (Topic 220). The amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. We will adopt these amendments in the fourth quarter of 2013.

Revenues by Segment

During the three months ended March 31, 2013, Segment 1 contributed 18.4% of the total revenues; Segment 2 contributed 48.5%; and Segment 3 contributed the remaining 33.1%.

	Three Months Ended March 31, 2013
	Segment 1:	%	Segment 2:	%	Segment 3:	%	Total:	%
System Integration	$1,926,680	100.0%	$4,346,798	85.6%	$2,863,680	82.5%	$9,137,158	87.2%
Hardware Products	$-	0.0%	$733,599	14.4%	$608,071	17.5%	$1,341,670	12.8%
Total Revenues	$1,926,680	100.0%	$5,080,397	100.0%	$3,471,751	100.0%	$10,478,828	100.0%

Backlog and Pipeline

The Company’s backlog represents the amount of contract work remaining to be completed, that is, revenues from existing contracts and work in progress expected to be recognized in current period, based on the assumption that these projects will be completed on time according to the project schedules. The Company evaluates the ongoing projects regularly and updates the schedules as appropriate.

The following table provides backlogs by segments for as of March 31, 2013 and December 31, 2012, respectively.

	March 31, 2013		December 31, 2012
	USD Million	% of Total Backlog	USD Million	% of Total Backlog
Segment 1:	37.8	60.2%	38.7	64.4%
Segment 2:	8.3	13.3%	6.7	11.1%
Segment 3:	16.6	26.5%	14.7	24.5%
Total	62.7	100.0%	60.1	100.0%

Pipeline represents the values of projects we have been actively pursuing. The pipeline by the end of March 31, 2013 was $38.1 million in Segment 1, $23.7 million in Segment 2 and $5.4 million in Segment 3.

Having a dynamic nature, the values of secured projects move from pipeline into backlog and backlog to revenue based on percentage of completion, sometimes simultaneously. The backlog increased by $2.6 million from December 31, 2012 to March 31, 2013, which is because we successfully bid for new contracts.

Review of Strategies

In the first quarter, the Company focused on business realignment and structural reorganization to further consolidate business operations in order to improve management efficiencies as well as to reduce operation costs. The realignment identified wastewater treatment deodorization, water treatment system automation, water resource management and irrigation, industrial zero liquid discharges, and seawater desalination as the areas where the Company could compete with a technological advantage and where the Company should prioritize its resources. In addition, the realignment determined that the Company should compete in the prioritized areas on the virtue of superiority of technology and products. Furthermore, the realignment led the Company to investigate on divesting the land acquired in Tianjin Baodi Economic Development Zone, since the Company’s present R&D capability and manufacturing arrangements are adequate for the foreseeable future. The Company made such decision in April 2013. The structural reorganization continued on the course of downsizing as the Company redefined its priorities.

Customers and Marketing/Distribution Methods

Each of our top five customers represented less than 10% of our total revenue for the three months ended March 31, 2013. Although we are dependent on our large clients to a certain degree, we believe that collectability of accounts receivables is relatively secure because our client base consists primarily of government agencies or large state-owned enterprises.

Employees

As of March 31, 2013, the Company had 419 full-time and no part-time employees, of which 63 focused on projects. Of all employees 29% were in technical services, 18% were in sales, 17% were in manufacturing, 5% were in research and development, 10% were in accounting and finance, and the remaining 21% were in general and administrative services. In wake of the Company’s financial performance, further downsizing and business consolidation are anticipated.

Results of Operations

Overview for the Three Months Ended March 31, 2013 and 2012

Our operating revenues are primarily derived from system design and integration, hardware product design and manufacturing and sales. Our revenues declined from the first three months in 2012 to the first three months in 2013 primarily due to slowed progress in completion of one large project and prior recognition of substantial revenues from another large project. Key metrics for the first quarter of 2013 include the following:

•	Total revenues were $10,478,828 in the first quarter of 2013, a decrease of 45.5% from $19,221,312 in the same period of 2012. This decrease is primarily attributable to the progress of Ordos and India projects, Ordos project had approached the end, while the India projects got their permission for India government late and progressed more slowly than expected. The Ordos project is nearly complete, resulting in lower revenues from the project in the first quarter 2013. The India projects, on the other hand, revised the project plan per the customer’s request, which led to slower progress and, as a result, lower revenues than expected.
•	Total cost of revenues decreased by $5,859,677, or 41.8%, from $14,003,812 in the first quarter of 2012 to $8,144,135 in the first quarter of 2013. This decrease is due to the decrease of related revenue.
•	Total operating expenses were $3,952,699 for the first quarter of 2013, an increase of 5.1%, compared with the amount in the same period of 2012. The Company laid off approximately 3.4% of its overall employees at the end of 2012 to control labor costs. Given this initial success, the Company will continue to exert control over operating expenses.
•	Operating loss was $1,618,006 in the first quarter of 2013, comparing with operating income of $1,456,277 in the first quarter of 2012, representing 15.4% and 7.6% of total revenues in the first quarter of 2013 and 2012, respectively. The decrease was due to the decreased revenue and slightly increased operating expenses mentioned above.
•	Net loss attributable to TRIT for the first quarter of 2013 and net income attributed to TRIT in the same period of 2012 were $1,098,773 and $1,438,125, respectively.

The following are the operating results for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31, 2013 ($)	% of Sales	Three Months Ended March 31, 2012($)	% of Sales	Change ($)	Change (%)
Revenue	10,478,828	100.0%	19,221,312	100.0%	(8,742,484)	(45.5)%
Cost of Revenues	8,144,135	77.7%	14,003,812	72.9%	(5,859,677)	(41.8)%
Selling and Marketing Expenses	1,044,526	10.0%	838,993	4.4%	205,533	24.5%
General and Administrative Expenses	2,899,011	27.7%	2,853,360	14.8%	45,651	1.6%
Research and Development Expenses	9,162	0.1%	68,870	0.4%	(59,708)	(86.7)%
Total Operating Expenses	3,952,699	37.7%	3,761,223	19.6%	191,476	5.1%
Operating (Loss) Income	(1,618,006)	(15.4)%	1,456,277	7.6%	(3,074,283)	(211.1)%
Other Income (Expenses)	425,498	4.1%	290,905	1.5%	134,593	46.3%
(Loss) Income before Provision for Income Taxes	(1,192,508)	(11.4)%	1,747,182	9.1%	(2,939,690)	(168.3)%
Provision for Income Taxes	54,749	0.5%	314,493	1.6%	(259,744)	(82.6)%
Net (Loss) Income	(1,247,257)	(11.9)%	1,432,689	7.5%	(2,679,946)	(187.1)%
Less: Net (Loss) Income Attributable to Noncontrolling Interests	(148,484)	(1.4)%	(5,436)	(0.0)%	(143,048)	2,631.5%
Net (Loss) Income Attributable to TRIT	(1,098,773)	(10.5)%	1,438,125	7.5%	(2,536,898)	(176.4)%

Revenues

Our total revenues for the first quarter of 2013 were $10,478,828, a decrease of 45.5%, compared with the same period last year. This decrease is primarily attributable to a decrease of 50.7% in the system integration category, from $18,532,662 in the first quarter of 2012 to $9,137,158 in the same period for 2013. Of the system integration category, revenue from the Ordos project decreased from $3,132,366 for the period ended March 31, 2012 to $559,116 in the same period 2013 because the project was primarily completed; India projects didn’t recognize revenue in the first quarter 2013, because the customer underestimated of the construction environment and there were redesigns, while in the same period 2012, India projects recognized a revenue of $4.0 million. In order to reduce cash flow pressures, we evaluated the projects we planned to bid on and elected not to bid on domestic BT projects, which typically require significant investments and feature slower client payment periods.

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

Total cost of revenues was $8,144,135 for the first quarter of 2013, a decrease of $5,859,677 from $14,003,812 in the first quarter of 2012. The system integration category, which was the largest contributor to the revenue decrease, was also the largest contributor to the decrease in cost of revenues, totaling $7,180,386. The decrease in cost of revenues in the system integration category was $6,403,831, from $13,584,217 in the first quarter of 2012. Based on the decline of the gross margin, the decrease of cost was mainly caused by the decrease of revenue.

Our gross margin decreased from 27.1% in the first quarter of 2012 to 22.3% in the first quarter of 2013. This decrease was largely a result of increases in material and equipment costs and labor subcontracting costs. Shifting from BT projects, which usually have higher gross margins, also contributed the lower gross margin.

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of compensation, marketing, travel and business entertainment expenses. In the first quarter of 2013, total selling and marketing expenses increased by 24.5%, from $838,993 in the first quarter of 2012 to $1,044,526 in the same period of 2013. This was a result of (i) an increase in compensation-related expenses of $194,522 from $312,500 in the first quarter of 2012 to $507,022 in the same period of 2013, (ii) a decrease in other selling expenses of $106,675 from $361,378 in the first quarter of 2012 to $254,703 in the same period of 2013, (iii) an increase in travel expenses of $63,687 from $56,903 in the first quarter of 2012 to $120,590 in the same period of 2013, and (iv) an increase in entertainment expenses of $53,999 from $108,212 in the first quarter of 2012 to $162,211 in the same period of 2013.

Shifted from the BT projects, the Company increased selling activities to get more EPC projects, which elevated the total amount of related expenses such as travel expenses, compensation-related expenses and entertainment expenses. Selling and marketing expenses for the three months ended March 31, 2013 constituted approximately 10.0% of total revenues.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation costs, rental expenses, professional fees, and other overhead expenses. General and administrative expenses increased by $45,651 from $2,853,360 in the first quarter of 2012 to $2,899,011 in the first quarter of 2013. Of this increase, $31,250 was for officers’ salaries, which increased from $311,576 in the first quarter of 2012 to $342,826 in the first quarter of 2013. Salaries for mid-level management, technical support team, and other office staff increased by $124,252 from $630,003 in the first quarter of 2012 to $754,255 in the first quarter of 2013. Of other human resource expenses, endowment and other social insurance increased by 27.5% and 39.5%, respectively, to $113,664 and $188,806 in the first quarter of 2013. Rental expense increased by 20.0%, from $247,511 in the first quarter of 2012 to $296,951 in the first quarter of 2013, because the Company rented more office space in Beijing. Professional fees decreased by 37.8%, from $253,763 to $157,941, which was mainly for consulting and legal services. Amortization of intangible assets and software increased by 4.1%, from $213,939 in the first quarter of 2012 to $222,773 in the same period of 2013. This increase was due to the amortization of land use rights and other intangible assets. Depreciation expense increased by 21.8%, from $71,543 in the first quarter of 2012 to $87,172 in the first quarter of 2013. Other general and administrative expenses decreased by 18.4%, from $900,452 to $734,623 in the first quarter of 2013, including mainly office expenses, utilities, travel, communication and other services support. Despite the downsizing since the end of third quarter 2012, our headcount compared to that of the first quarter 2012 showed an increase and is expected to raise the total amount of related expense such as salaries, insurance and travel expenses. We had a $138,205 non-cash option expense as a part of other general and administrative expense in the first quarter 2013 and $90,913 in the same period of 2012, which also attributed to the increase of general and administrative expense. Bad debt expenses were $65,773 and $152,717 for the first quarter of 2013 and 2012, respectively. General and administrative expenses for the three months ended March 31, 2013 constituted approximately 27.7% of total revenues.

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

The Company’s operations are subject to income and transaction taxes in China since most of the business activities take place in China. Significant estimates and judgments are required in determining the Company’s provision for income taxes. Some of these estimates are based on interpretations of existing tax law or regulations, as well as the prediction on future changes on these law and regulations. The ultimate amount of tax liability may be uncertain as a result. The Company does not anticipate any events that are likely to change these uncertainties.

The Company and its subsidiaries and VIEs are subject to income taxes on an entity basis on income arising in or derived from the tax jurisdictions in which each entity is domiciled. According to the New Enterprise Income Tax Law (“NEITL”) in China, the unified enterprise income tax (“EIT”) rate is 25%. However, five of its subsidiaries and VIEs are certified high-tech companies and are taxed based on certain favorable tax policies. The applicable statutory tax rate for our subsidiaries in India is 42.024%. Though the Company has one subsidiary, TIS, which based its location in the US, the Company has not recorded tax provision for U.S. tax purposes as it has no assessable profits arising in or derived from the United States and intends to reinvest accumulated earnings in its PRC operations.

The applicable statutory tax rates for our subsidiaries and VIEs in the PRC  are as follows:

	EIT Rates In PRC For The
	Three Months Ended March 31,
	2013	2012
	%	%
TTB	15	15
BSST	15	15
Yanyu	15	15
Tranhold	25	25
TTA	25	25
Baoding	15	15
Yuanjie	15	15
Buerjin	25	25
Xushui	25	25
Consolidated Effective EIT	-5	18

The Company’s provision for income tax expense from continuing operations for the first three months of 2013 and 2012 were $54,749 and $314,493 respectively.

Net (Loss) Income before Income Taxes

In the quarter ended March 31, 2013, our net loss before provision for income taxes was $1,192,508, a decrease of $2,939,690 compared to net income of $1,747,182 in the same period in 2012. The Company’s provision for income taxes decreased by 82.6%, from $314,493 in the first three months of 2012 to $54,749 in the same period in 2013. Some of the entities were income tax free because of loss while the others were taxable, so the total income taxes in the first three months 2013 showed a decrease. In the period ended March 31, 2013, net loss attributable to the shareholders of TRIT was $1,098,773, a decrease of $2,536,898, from net income of $1,438,125 for the same period in 2012.

Liquidity and Capital Resources

As highlighted in the consolidated statements of cash flows, our liquidity and available capital resources are impacted by four key components: (i) cash and cash equivalents, (ii) operating activities, (iii) financing activities, and (iv) investing activities.

Consolidated cash flows for the three months ended March 31, 2013 and 2012 were as follow:

	Three Months Ended March 31,
	2013 ($)	2012 ($)	Change ($)
Net Cash Used in Operating Activities	(693,046)	(7,731,944)	7,038,898
Net Cash Used in Investing Activities	(177,287)	(375,087)	197,800
Net Cash (Used in) Provided by Financing Activities	(1,365,888)	3,317,057	(4,682,945)
Effects of Exchange Rate Changes on Cash and Cash Equivalents	152,426	394,818	(242,392)
Net Decrease in Cash and Cash Equivalents	(2,083,795)	(4,395,156)	2,311,361
Cash and Cash Equivalents, Beginning of Period	8,098,657	11,935,746	(3,837,089)
Cash and Cash Equivalents, End of Period	6,014,862	7,540,590	(1,525,728)

Cash and Cash Equivalents

As of March 31, 2013, our cash and cash equivalents amounted to $6,014,862. The restricted cash as of March 31, 2013 and December 31, 2012 amounted to $7,523,965 and $7,816,967, respectively, which are not included in the total amount of cash and cash equivalents. The restricted cash consisted of deposits as collateral for the issuance of letters of credit. Our subsidiaries that own these deposits do not have material cash obligations to any third parties. Therefore, the restriction does not impact our liquidity.

Operating Activities

Net cash used in operating activities was $693,046 for the three months ended March 31, 2013, compared with $7,731,944 in the same period in 2012. The decrease of $7,038,898 in operating cash outflow was caused by our strategic adjustments and cost control efforts in 2012. Net accounts and notes receivable increased from $18,598,110 on December 31, 2012 to $19,689,826 on March 31, 2013, an increase of 5.9%. Current unbilled receivables increased from $27,954,525 on December 31, 2012 to $28,267,776 on March 31, 2013, an increase of 1.1%. The remaining portion was mainly due to the decreased accounts payable and cost accruals, due to the total revenue decline.

Investing Activities

Net cash used in investing activities was $177,287 during the three months ended March 31, 2013, a decrease of $197,800 from net cash used in investing activities of $375,087 in the same period of 2012. Currently we have no further plan to add capital expenditure.

Financing Activities

The cash used in by financing activities was $1,365,888 in the three months ended March 31, 2013, compared to cash provided by financing activities of $3,317,057 in the same period of 2012. The decrease was due to paying back bank borrowings, loan from third-party companies and noncontrolling shareholder.

Effect of Exchange Rate Changes on Cash and Cash Equivalents

Net effect of exchange rate changes was a gain of $152,426 in the three months ended March 31, 2013 and a gain of $394,818 in the same period of 2012, respectively.

Restricted Net Assets

Our ability to pay dividends is primarily dependent on receiving distributions of funds from our subsidiaries, VIEs and other affiliated entities, which is restricted by certain regulatory requirements. Relevant Chinese statutory laws and regulations permit payments of dividends by our Chinese affiliates only out of their retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. In addition, our PRC affiliates are required to set aside at least 10% of their after-tax profit after deducting any accumulated deficit based on PRC accounting standards each year to our general reserves until the accumulated amount of such reserves reach 50% of our registered capital. These reserves are not distributable as cash dividends. Our off-shore subsidiaries, TIS and Tri-Tech International Investment, Inc. (“TTII”), do not have material cash obligations to third parties. Therefore, the dividend restriction does not impact our liquidity. There is no significant difference between accumulated profit calculated pursuant to PRC accounting standards and our accumulated profit calculated pursuant to U.S. GAAP. As of March 31, 2013 and December 31, 2012, restricted retained earnings were $2,246,910 for both, and restricted net assets were $4,878,975 for both. Unrestricted retained earnings as of March 31, 2013 and December 31, 2012 were $15,939,623 and $17,038,396, respectively, which were the amounts available for distribution in the form of dividends or for reinvestment.

Working Capital and Cash Flow Management

As of March 31, 2013, our working capital was $24,916,099, with current assets totaling $86,514,353 and current liabilities totaling $61,598,254. Of the current assets, cash and cash equivalents was $6,014,862.

We believe our current assets are sufficient to meet our capital requirements for the next 12 months. However, we may require additional cash to undertake larger projects or to complete strategic acquisitions in the future. In the event our current capital is insufficient to fund these and other business plans, we may take the following actions to meet such working capital needs:

•	We may look into the possibility of optimizing our funding structure by obtaining short- and/or long-term debt through commercial loans. We are actively exploring opportunities with other major Chinese banks, and we expect to obtain additional lines of credit to pursue favorable project opportunities in the future. Other financing instruments into which we are currently looking include supply chain financing, project financing, trust fund financing and capital leasing.

•	We may focus on improving our collection of accounts receivable. Most of our clients are central, provincial and local governments. We believe that our clients are in good financial conditions. Therefore, we expect good collectability from relatively high quality accounts receivables. The accounts receivable collection should catch up with our rapid growth in the near future. Given the high contractual interest rate on unpaid amounts for long-term projects, we expect that some clients may choose to pay before such interest starts to accrue.

•	We deviated from Build & Transfer projects, which tend to constrain our cash. We expect to receive a payment of $7.9 million from Ordos project in the remaining quarters of 2013, which will ease our cash flow pressure to some extent.

We plan to sell our real property in Baoding, along with all construction including the costs of construction and operation expended since acquisition for approximately $18 million. We acquired this property on November 26, 2010. The sale is expected to close before the end of 2013 and we expect to break even on the sale. Possibly these funds will support our operating cash flow and the corporate bond will be repaid from financing cash flow.

Segment Information

We have three reportable operating segments. The segments are grouped according to the types of goods and services provided and the types of clients that use such goods and services. Total sales and costs are divided among these three segments. We assess each segment’s performance based on net revenue and gross profit on contribution margin.

Segment 1: Water, Wastewater Treatment and Municipal Infrastructure

The following are the operating results for the three months ended March 31, 2013 and 2012 for Segment 1:

	Three months ended March 31,
	2013 ($)	2012 ($)	Change ($)	Change (%)
Revenues	1,926,680	8,406,973	(6,480,293)	(77)%
Cost of Revenues	1,485,086	5,924,264	(4,439,178)	(75)%
Operating Expenses:
Selling and Marketing Expenses	295,723	225,626	70,097	31%
General and Administrative Expenses	1,435,358	1,530,415	(95,057)	(6)%
Research and Development Expenses	9,162	5,751	3,411	59%
Total Operating Expenses	1,740,243	1,761,792	(21,549)	(1)%
Other Income (Expenses), net	532,023	347,415	184,608	53%
(Loss) Income before Provision for Income Taxes	(766,626)	1,068,332	(1,834,958)	(172)%

Segment 2: Water Resource Management System and Engineering Services

The following are the operating results for the three months ended March 31, 2013 and 2012 for Segment 2:

	Three months ended March 31,
	2013 ($)	2012 ($)	Change ($)	Change (%)
Revenues	5,080,397	6,254,590	(1,174,193)	(19)%
Cost of Revenues	3,925,682	4,521,154	(595,472)	(13)%
Operating Expenses:
Selling and Marketing Expenses	482,059	426,290	55,769	13%
General and Administrative Expenses	610,515	622,294	(11,779)	(2)%
Research and Development Expenses	-	63,119	(63,119)	(100)%
Total Operating Expenses	1,092,574	1,111,703	(19,129)	(2)%
Other Income (Expenses), net	(74,746)	(40,916)	(33,830)	83%
(Loss) Income before Provision for Income Taxes	(12,605)	580,817	(593,422)	(102)%

Segment 3: Industrial Pollution Control and Safety Water Resource

The following are the operating results for the three months ended March 31, 2013 and 2012 for Segment 3:

	Three months ended March 31,
	2013 ($)	2012 ($)	Change ($)	Change (%)
Revenues	3,471,751	4,559,749	(1,087,998)	(24)%
Cost of Revenues	2,733,367	3,558,394	(825,027)	(23)%
Operating Expenses:
Selling and Marketing Expenses	266,744	187,077	79,667	43%
General and Administrative Expenses	853,138	700,651	152,487	22%
Total Operating Expenses	1,119,882	887,728	232,154	26%
Other Income (Expenses), net	(31,779)	(15,594)	(16,185)	104%
(Loss) Income before Provision for Income Taxes	(413,277)	98,033	(511,310)	(522)%

Assets attributable to each segment as of March 31, 2013 and 2012 are shown below:

Segment Assets	Segment 1	Segment 2	Segment 3	Total
As of March 31, 2013	$81,142,618	$30,549,921	$39,912,032	$151,604,571
As of December 31, 2012	$89,062,709	$30,058,569	$37,556,788	$156,678,066

Contractual Obligations and Commercial Commitments

Operating Leases

As of March 31, 2013, we had commitments under certain operating leases, which require annual minimum rental payments as follows:

For the Years Ended December 31,	Amount
Remainder of 2013	$558,768
2014	838,156
2015	438,053
2016	233,698
Total	$2,068,675

Our leased properties are principally located in Beijing and are used for administration and research and development purposes. The terms of these operating leases vary from one to five years. Pursuant to the lease terms, when the contracts expire, we have the right to extend them with new negotiated prices. The leases are renewable subject to negotiation. Rental expenses were $296,951 and $247,511 for the quarters ended March 31, 2013 and 2012, respectively.

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

Capital Expenditures

In the past, the capital expenditures were mainly for purchases of computers and other office equipment to support our daily business activities. The Company spent $178,437 and $159,675 on such capital expenditures during the three months periods ended March 31, 2013 and 2012, respectively. The decrease was due to the Company’s slowdown in expansion and operating adjustments.

Seasonality

The Company’s operating revenues normally tend to fluctuate due to different project stages and U.S. GAAP requirements for revenue recognition. As the scope of our business extended to the civil construction activities, certain destructive weather conditions that tend to occur during the winter often impact the progress of our projects. Certain weather conditions, including severe winter storms, may result in the temporary suspension of outdoor operations, which can significantly affect the operating results of the affected regions.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements for the three months ended March 31, 2013 or 2012.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

As of March 31, 2013, the Company carried out an evaluation, under the supervision of and with the participation of management, including the Company’s chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the three month ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.            OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	None.

(c)	None.

Item 3.	Defaults Upon Senior Securities

 None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed herewith:

Exhibit
Number	Document

3(i).1	Amended and Restated Articles of Association of the Registrant (1)

3(ii).1	Amended and Restated Memorandum of Association of the Registrant (1)

4.1	Specimen Share Certificate (1)

10.1	Translation of Form of Employment Agreement between Registrant and Executive Officer of the Registrant (1)

10.2	Translation of Exclusive Technical and Consulting Service Agreement for Tranhold (1)

10.3	Translation of Management Fee Payment Agreement for Tranhold (1)

10.4	Translation of Proxy Agreement for Tranhold (1)

10.5	Translation of Equity Interest Pledge Agreement for Tranhold (1)

10.6	Translation of Exclusive Equity Interest Purchase Agreement for Tranhold (1)

10.7	Translation of Exclusive Technical and Consulting Service Agreement for Yanyu (1)

10.8	Translation of Management Fee Payment Agreement for Yanyu (1)

10.9	Translation of Proxy Agreement for Yanyu (1)

10.10	Translation of Equity Interest Pledge Agreement for Yanyu (1)

10.11	Translation of Exclusive Equity Interest Purchase Agreement for Yanyu (1)

10.14	Translation of Operating Agreement for Yanyu (1)

10.15	Translation of Operating Agreement for Tranhold (1)

10.16	Translation of Exclusive Technical and Consulting Service Agreement for BSST (2)

10.17	Translation of Management Fee Payment Agreement for BSST (2)

10.18	Translation of Operating Agreement for BSST (2)

10.19	Translation of Equity Interest Pledge Agreement for BSST (2)

10.20	Translation of Exclusive Equity Interest Purchase Agreement for BSST (2)

10.21	Translation of Proxy Agreement for BSST (2)

10.22	2011 Stock Option Plan (3)

21.1	Subsidiaries of the Registrant (5)

31.1	Certifications pursuant to Rule 13a-14(a) or 15(d)-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (6)

31.2	Certifications pursuant to Rule 13a-14(a) or 15(d)-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (6)

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (6)

32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (6)

99.1	Press Release dated May 15, 2013 titled “Tri-Tech Holding Reports First Quarter 2013 Financial Results” (6)

99.2	Audit Committee Charter (7)

101.INS	XBRL Instance Document (8)

101.SCH	XBRL Taxonomy Extension Schema Document (8)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (8)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (8)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (8)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (8)

(1)	Incorporated by reference to the registrant’s registration statement on Form S-1, File no. 333-158393, filed on April 3, 2009, as amended.
(2)	Incorporated by reference to the registrant’s Form 10-K, SEC Accession No. 0001193125-11-080197, filed on March 29, 2011.
(3)	Incorporated by reference to the registrant’s Form 10-K, SEC Accession No. 0001144204-12-017170, filed on March 26, 2012.
(4)	Incorporated by reference to the registrant’s Form 10-Q, SEC Accession No. 0001144204-11-064756, filed on November 15, 2011.
(5)	Incorporated by reference to the registrant’s Form 10-Q, SEC Accession No. 0001144204-12-028710, filed on May 15, 2012.
(6)	Filed herewith.
(7)	Incorporated by reference to the registrant’s Form 10-K, SEC Accession No. 0001193125-10-065797, filed on March 24, 2010.
(8)	Furnished herewith. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tri-Tech Holding Inc.

May 15, 2013	By:	/s/ Phil Fan
Phil Fan
Chief Financial Officer
(Principal Financial and Accounting Officer) and
Duly Authorized Officer

TRI-TECH HOLDING INC. AND SUBSIDIARIES

Consolidated Financial Statements

For the quarters ended March 31, 2013 and 2012

TRI-TECH HOLDING INC. AND SUBSIDIARIES

Index to Financial Statements

Page
CONSOLIDATED BALANCE SHEETS	F-1
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)	F-2
CONSOLIDATED STATEMENTS OF CASH FLOWS	F-3
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-4 – F-26

TRI-TECH HOLDING INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets
Cash	$6,014,862	$8,098,657
Restricted cash	4,977,526	4,352,443
Accounts and notes receivable, net of allowance for doubtful accounts of $1,549,227 and $1,475,771 as of March 31, 2013 and December 31, 2012, respectively	19,689,826	18,598,110
Unbilled revenue	28,267,776	27,954,525
Other current assets	3,618,626	3,825,770
Inventories	9,677,020	8,459,073
Deposits on projects	1,285,829	1,469,550
Prepayments to suppliers and subcontractors	12,982,888	9,353,490
Total current assets	86,514,353	82,111,618
Long-term unbilled revenue	42,624,081	51,219,694
Long-term accounts receivable	517,748	413,770
Plant and equipment, net	1,672,292	1,764,784
Construction in progress	5,537,946	5,359,466
Intangible assets, net	10,750,434	10,902,932
Long-term restricted cash	2,546,439	3,464,524
Goodwill	1,441,278	1,441,278
Total Assets	$151,604,571	$156,678,066

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$4,732,420	$5,890,511
Costs accrual on projects	22,165,069	23,637,751
Advance from customers	865,281	1,157,247
Loans from third party companies and individual	4,619,651	6,400,659
Amount due to noncontrolling interest investor	6,525,751	9,047,068
Amount due to related party	1,668,604	1,656,420
Other payables	581,208	461,258
Taxes payable	6,021,909	5,577,533
Accrued liabilities	524,101	485,354
Payable on investment consideration	582,966	582,966
Deferred income taxes	2,040,315	1,782,786
Deferred revenue	264,386	289,485
Short-term bank borrowing (including VIE short-term borrowing of the consolidated VIEs without recourse to Tri-Tech Holdings of $6,221,064 and $2,754,158 as of March 31, 2013 and December 31, 2012, respectively)	11,006,593	8,150,041
Total current liabilities	61,598,254	65,119,079
Noncurrent deferred income taxes	3,489,747	3,699,790
Long-term bank borrowings	16,475	17,976
Corporate Bond	7,935,122	7,935,122
Total Liabilities	73,039,598	76,771,967

Equity
Tri-Tech Holding Inc. shareholders' equity
Ordinary shares ($0.001 par value, 30,000,000 shares authorized; 8,259,506 and 8,259,506 shares issued as of March 31, 2013 and December 31, 2012, respectively; 8,238,406 and 8,238,406 shares outstanding as of March 31, 2013 and December 31, 2012, respectively)	8,259	8,259
Additional paid-in-capital	50,257,633	50,119,428
Statutory reserves	2,246,910	2,246,910
Retained earnings	15,939,623	17,038,396
Treasury shares (21,100 shares in treasury as of March 31, 2013 and December 31, 2012, respectively)	(193,750)	(193,750)
Accumulated other comprehensive income	4,891,220	5,086,827
Total Tri-Tech Holding Inc. shareholders' equity	73,149,895	74,306,070
Noncontrolling interests	5,415,078	5,600,029
Total equity	78,564,973	79,906,099
Total Liabilities and Equity	$151,604,571	$156,678,066

See notes to consolidated financial statements

TRI-TECH HOLDING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For The Three Months Ended March 31,
	2013	2012
	(Unaudited)	(Unaudited)
Revenues:
System integration	$9,137,158	$18,532,662
Hardware products	1,341,670	688,650
Total revenues	10,478,828	19,221,312
Cost of revenues
System integration	7,180,386	13,584,217
Hardware products	963,749	419,595
Total cost of revenues	8,144,135	14,003,812
Gross profit	2,334,693	5,217,500
Operating expenses:
Selling and marketing expenses	1,044,526	838,993
General and administrative expenses	2,899,011	2,853,360
Research and development expenses	9,162	68,870
Total operating expenses	3,952,699	3,761,223
(Loss) Income from operations	(1,618,006)	1,456,277
Other income (expense):
Other income (expense), net	1,187,348	672,495
Interest income	10,268	41,774
Interest expense	(772,118)	(435,773)
Investment gain	—	5,409
Fair Value change on contingent investment consideration	—	7,000
Total other income (expenses), net	425,498	290,905
(Loss) Income before provision for income taxes	(1,192,508)	1,747,182
Provision for income taxes	54,749	314,493
Net (loss) income	(1,247,257)	1,432,689
Less: Net (loss) income attributable to noncontrolling interests	(148,484)	(5,436)
Net (loss) income attributable to Tri-Tech Holding Inc. shareholders	$(1,098,773)	$1,438,125
Net (loss) income	(1,247,257)	1,432,689
Other comprehensive income
Foreign currency translation adjustment	(232,074)	193,353
Comprehensive (loss) income	(1,479,331)	1,626,042
Less: Comprehensive (loss) income attributable to noncontrolling interests	(184,951)	8,429
Comprehensive (loss) income attributable to Tri-Tech Holding Inc.	$(1,294,380)	$1,617,613
Net (loss) income attributable to Tri-Tech Holding Inc. shareholders per share are:
Basic	$(0.13)	$0.18
Diluted	$(0.13)	$0.17
Weighted average number of ordinary shares outstanding:
Basic	8,238,406	8,208,480
Diluted	8,238,406	8,317,224

See notes to consolidated financial statements

TRI-TECH HOLDING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Three Months Ended March 31,
	2013	2012
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(1,247,257)	$1,432,689
Adjustments to reconcile net (loss) income to cash used in operating activities:
Amortization of share-based compensation expense	138,205	90,913
Depreciation and amortization	309,944	285,479
Provision for doubtful accounts	65,773	152,717
Loss on disposal of plant and equipment	12,003	—
Deferred income taxes	54,749	314,493
Fair value change on contingent investment consideration	—	(7,000)
Gain on investment in joint venture	—	(5,409)
Changes in operating assets and liabilities:
Accounts and notes receivable	(1,241,770)	(3,160,643)
Unbilled revenue	8,289,666	(8,837,581)
Restricted cash	316,761	280,518
Other current assets	386,473	(1,258,278)
Inventories	(1,231,663)	762,767
Prepaid expenses	(38,225)	(133,743)
Prepayments	(3,574,243)	(267,700)
Accounts payable	(1,397,701)	(5,294,693)
Notes payable	—	(59,248)
Cost accrual on projects	(1,556,734)	10,693,084
Advance from customers	(401,072)	(634,643)
Other payables	(32,707)	(1,856,643)
Taxes payable	427,581	(154,840)
Accrued liabilities	53,717	(74,183)
Deferred revenue	(26,546)	—
Net cash used in operating activities	(693,046)	(7,731,944)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash proceeds from disposal of plant and equipment	1,150	—
Payment to purchase plant and equipment	(27,718)	(118,550)
Cash paid for construction in progress	(150,719)	(41,125)
Payment in business acquisition	—	(75,159)
Payment of loan to joint venture	—	(250,000)
Payment of loan to third-party companies	—	(190,253)
Collection of loan to third-party companies	—	300,000
Net cash used in investing activities	(177,287)	(375,087)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank borrowings	4,243,848	3,408,695
Payment of bank borrowing	(1,435,083)	—
Proceeds from loan from third-party companies	—	215,620
Payment of loan from third-party companies	(1,291,799)	(307,258)
Payment of loan from non-controlling shareholders	(2,882,854)	—
Net cash (used in) provided by financing activities	(1,365,888)	3,317,057

EFFECTS OF EXCHANGE RATE CHANGE IN CASH	152,426	394,818

NET DECREASE IN CASH	(2,083,795)	(4,395,156)

CASH, beginning of the period	8,098,657	11,935,746
CASH, end of the period	$6,014,862	$7,540,590

Supplemental disclosure for cash flow information:
Income taxes paid	$87,637	$154,361
Interest paid on debt	$534,748	$151,606

Supplemental disclosure for noncash investing activity:
Fair value change on contingent consideration payable	—	(7,000)
Gain on long-term investment to India Joint Venture	—	5,409

See notes to consolidated financial statements

TRI-TECH HOLDING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED STATEMENTS

1.	Company Background

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

TRIT currently has sixteen subsidiaries, VIEs and joint venture partnership: (1) Tri-Tech International Investment, Inc. (“TTII”), (2) Tri-Tech (Beijing) Co., Ltd. (“TTB”), (3) Beijing Satellite Science & Technology Co. (“BSST”), (4) Tianjin Baoding Environmental Technology Co., Ltd. (“Baoding”), (5) Tranhold Environmental (Beijing) Tech Co., Ltd. (“Tranhold”), (6) Beijing Yanyu Water Tech Co., Ltd. (“Yanyu”), (7) Tri-Tech Infrastructure LLC, a Delaware limited liability company (“TIS”), (8) Ordos Tri-Tech Anguo Investment Co., Ltd. (“TTA”), (9) Beijing Huaxia Yuanjie Water Technology Co., Ltd (“Yuanjie”), (10) Buerjin Tri-Tech Industrial Co. Ltd. (“Buerjin”), (11) Tri-Tech Infrastructure (India) Pvt., Ltd. (“TII”), (12) Xushui Tri-Tech Sheng Tong Investment Co.,Ltd (“Xushui”), (13)Tri-Tech Beijing Co., Ltd. (Buxar)(“Buxar”), (14) Tri-Tech Beijing Co., Ltd. (Begusarai) (“Begusarai”), (15) Tri-Tech Beijing Co., Ltd. (Hajipur) (“Hajipur”), and (16) Tri-tech India Pvt.,Ltd. (“WOS”). The corporate structure is as follow:

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

To expand its technical and geological market profile, on June 9, 2011, the Company acquired the total operating assets of J&Y International Inc. (“J&Y”), inclusive of its technical know-how, design prints, etc. J&Y subsequently became the J&Y Water Division of the Company’s US subsidiary, TIS, according to the terms. J&Y’s business, including design and production of industrial chemical water recovery, desalination plants, domestic and industrial wastewater treatment systems and reverse osmosis filtration systems are integrated into that of TIS.

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

On August 30, 2012, WOS was established under the regulation of India, TTB injected $1,980 as the paid up capital holding 99% of WOS, while TIS paid up $20 as investment and holds 1% share of WOS.

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

2.	Summary of Significant Accounting Policies

Principles of consolidation and basis of presentation

The accompanying consolidated balance sheet as of December 31, 2012, which has been derived from the audited financial statements, and the unaudited interim consolidated financial statements as of March 31, 2013 and for the three month periods ended March 31, 2013 and 2012 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, which are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation. The interim financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of March 31, 2013, and its consolidated results of operations and cash flows for the three month periods ended March 31, 2013 and 2012, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

Restricted Cash

The current restricted cash balance at March 31, 2013 and December 31, 2012 was $4,977,526 and $4,352,443, respectively. The long-term restricted cash balance at March 31, 2013 and December 31, 2012 was $2,546,439 and $3,464,524, respectively. The restricted cash was deposited as collateral in exchange of the issuance of letters of credit. For details, refer to Note 5 of these consolidated financial statements.

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

Long-term Unbilled Receivables

The Company obtained several Build-Transfer (“BT”) contracts with billing cycles of over three years in recent years. Due to the nature of the BT projects, the related revenue has been discounted and recorded as long-term unbilled receivables and the discount rate is the 3-year nominal interest rate of 6.15%, set by the People’s Bank of China, the PRC’s central bank. For the contract that a specific discount rate is agreed in the contract, that specific rate is applied. These projects are funded by local governments with central government project appropriation, so the Company does not have any significant collection risk on such projects.

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

Goodwill

Goodwill represents the excess of the fair value of consideration transferred (plus the fair value of the non-controlling interest, if any) over the fair value of the net assets acquired (including recognized intangibles). Goodwill is not amortized; rather, impairment tests are performed at least annually or more frequently if circumstances indicate impairment may have occurred. If impairment exists, goodwill is immediately written down to fair value and the loss is recognized in the consolidated income statements. The Company assesses impairment annually or whenever events or changes indicate that, more likely than not, the carrying value of goodwill has been impaired. The Company uses the income approach to estimate the fair value of the reporting unit of the goodwill. The income approach is based on the long-term projected future cash flows of the reporting units. The Company discounts the estimated cash flows to present value using a weighted-average cost of capital that considers factors such as the timing of the cash flows and the risks inherent in those cash flows.

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

Provided unapproved change orders or claims occur in the future, in accounting for contracts, we follow Paragraphs 30 and 31 of ASC 605-35-25, “Construction-Type and Production-Type Contracts”. The Company recognizes revenue from unapproved change orders or claims only to the extent that contract costs relating to the unapproved change orders or claims have been incurred, and only if it is probable that such unapproved change orders or claims will result in additional contract revenue and the amount of such additional revenue can be reliably estimated. Until today, no unapproved change orders have been experienced in the ordinary business operation.

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

The Company records revenue in excess of billings as “unbilled revenue”. For revenues accounted for under this account, we expect the amounts to be billed within one year. For those with a bill collection period longer than one year, we classify them under “Long-term unbilled revenue” on the consolidated balance sheets.

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

Foreign Currency Translation

The Company uses the United States dollar (“USD”) as its reporting currency. The functional currency of TRIT, TTII and TIS is USD, the functional currency of TII, Buxar, Begusarai, Hajipur and WOS is India National Rupee (“INR”), the functional currency of TRIT’s subsidiaries in China is Renminbi (“RMB”). The Company translates monetary assets and liabilities denominated in currencies other than United States dollars into USD at the exchange rate ruling at the balance sheet date. The Company converts non-USD transactions during the year into USD with the prevailing exchange rate on the transaction dates.

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

Translation adjustments amounted to $4,891,220 and $5,086,827 as of March 31, 2013 and December 31, 2012, respectively. The Company translated balance sheet amounts with the exception of equity at March 31, 2013 at RMB6.2689 to US$1.00 and INR54.5050 to US$1.00 as compared to RMB6.3011 to US$1.00 and INR54.8390 to US$1.00 as of December 31, 2012. The Company stated equity accounts at their historical rate. The average translation rates applied to income statement accounts for the three-month period ended March 31, 2013 were RMB6.2785 and INR54.2041 to US$1.00, respectively. The average translation rates applied to income statement accounts for the three-month period ended March 31, 2012 were RMB6.3074.

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

The Company adopted Financial Accounting Standards Board (“FASB”) accounting standard codification 740 (ASC 740), as of January 1, 2007. The Company recognizes a tax position as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that the Company believes is more than 50% likely to be realized on examination. For tax positions not meeting the “more likely than not” test, the Company does not record it as a tax benefit. The Company also adopts ASC 740 guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. It had no effect on the Company’s financial statements as of March 31, 2013 and December 31, 2012. The Company did not have any significant unrecognized uncertain tax positions as of March 31, 2013 and December 31, 2012.

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

The Company has granted 185,000 warrants to the placement agent in our IPO and to our investor relations consultant. During the first financing after IPO, the Company has also agreed to issue the underwriters a warrant to purchase a number of ordinary shares equal to an aggregate of 10% of the ordinary shares sold in the offering, excluding over-allotments. The warrants will have an exercise price equal to 145% of the offering price. Accordingly, in April 2010, the Company issued 214,275 warrants with an exercise price per share of $20.30. These warrants have an anti-dilutive effect due to the fact that the weighted average exercise price per share of these warrants is higher than the weighted average market price per share of an ordinary share during the quarter ended March 31, 2013. 170,000 warrants had been exercised at a price equal to $8.10 per share as of March 31, 2013. As of March 31, 2013, the Company has granted 1,008,516 options to our key employees, and 93,700 options had been exercised at a price equal to $6.75 per share.

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

Segments

The Company identifies segments by reference to its internal organization structure and the factors that the chief operating decision maker uses to make operating decisions and assess performance.

Recently Issued Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board ("FASB") issued amendments under ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (Topic 220). The amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. We will adopt these amendments in the fourth quarter of 2013.  The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

3.	Business Combinations

In connection with an acquisition made in 2011, the fair value of the contingent consideration as  of March 31, 2013 and December 31, 2012 was estimated at $582,966 and $582,966, respectively.

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

The total assets and liabilities of our consolidated VIEs as of March 31, 2013 and December 31, 2012 are shown as below, which exclude intercompany balances that are eliminated among the VIEs.

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets
Cash	$1,531,083	$2,346,543
Restricted cash	565,162	521,302
Accounts and notes receivable, net	20,299,096	18,171,800
Unbilled revenue	7,335,229	8,568,681
Other receivables	16,021,313	17,210,742
Inventories	7,455,968	6,741,246
Deposits on projects	1,103,564	1,296,163
Prepayments to suppliers and subcontractors	12,690,992	9,506,484
Total current assets	67,002,407	64,362,961
Long-term unbilled revenue	1,045,710	1,040,367
Plant and equipment, net	615,482	684,067
Intangible assets, net	3,761,374	3,848,986
Total Assets	$72,424,973	$69,936,381
LIABITILITES
Current liabilities
Accounts payable	6,094,274	7,844,856
Costs accrual on projects	9,528,118	10,192,513
Advance from customers	12,066,961	8,650,053
Loan from third party companies and individual	292,265	1,781,717
Other payables	22,153,895	21,317,295
Income taxes payable	31,690	87,189
Deferred income taxes	329,899	329,899
Short-term bank borrowing	6,221,064	2,754,158
Total current liabilities	56,718,166	52,957,680
Total Liabilities	$56,718,166	$52,957,680

For the three-month period ended March 31, 2013, the financial performance of the VIEs reported in the consolidated statements of operations and comprehensive income/(loss) includes sales of approximately US$6,507,812, cost of sales of approximately US$5,153,378, operating expenses of approximately US$2,062,223 and net loss of approximately US$813,249.

For the three-month period ended March 31, 2012, the financial performance of the VIEs reported in the consolidated statements of income and comprehensive income includes sales of approximately US$10,770,629, cost of sales of approximately US$8,428,174, operating expenses of approximately US$1,900,044 and net income of approximately US$244,380.

5.	Restricted Cash

As of March 31, 2013, the Company has made deposits totaling $7,523,965 as collateral in exchange of the issuance of letters of credit. Among these letters of credit, a total of $4,977,526 is with expiration dates within the next 12 months. The remaining balance of $2,546,439 is to expire after March 2014, and is classified under long-term restricted cash.

6.	Accounts and Notes Receivable, Net

Based on the Company’s assessment, management believes the net balance on each balance sheet date herein was collectable. The gross balances and bad debt provisions as of March 31, 2013 and December 31, 2012 are as the following:

	March 31, 2013 (Unaudited)	December 31, 2012
Accounts receivable, gross	$21,183,222	$20,073,881
Less: allowance for bad debts	(1,549,227)	(1,475,771)
Notes receivable	55,831	—
Accounts and notes receivable, net	$19,689,826	$18,598,110

The allowance is based on the age of receivables and a specific identification of receivables considered at risk of collection. The following analysis details the changes in the Company’s allowances for doubtful accounts:

	March 31, 2013	December 31,
	(Unaudited)	2012
Balance at beginning of the period	$1,475,771	$619,062
Increase in allowances during the period	73,456	950,302
Write-offs during the period	—	(93,593)
Balance at the end of the period	$1,549,227	$1,475,771

7.	Unbilled Revenue

For revenues accounted for under this account, we expect the amounts to be billed and collected within one year. For those with a bill period  longer than one year, we classify them under “Long-term unbilled revenue” on the consolidated balance sheets.

The unbilled revenue as of March 31, 2013 and December 31, 2012 are as the following:

	March 31, 2013	December 31,
	(Unaudited)	2012
Current unbilled revenue	$28,267,776	$27,954,525
Long-term unbilled revenue	42,624,081	51,219,694
Total	$70,891,857	$79,174,219

As of March 31, 2013, $7,975,881 of the current unbilled revenue, and $30,688,674 of the long-term unbilled revenue was related to the Ordos project. The remaining balance was for various other on-going projects. All of the balances are considered collectible.

8.	Other Current Assets

Other current assets consisted of the following:

	March 31, 2013	December 31, 2012
	(Unaudited)
Advances to staff	$1,412,993	$1,343,985
Loan to third-party companies	716,803	678,511
Amount due from related parties	90,355	231,843
Rental deposit	398,982	362,308
Prepaid expenses	437,779	397,550
Others	561,714	811,573
Total	$3,618,626	$3,825,770

Advances to staff were mainly for staff with long term assignment overseas for sales and project related work.

Loans to third-party companies were made for working capital purposes. $500,000 is for short-term of six months with 6% annualized interest rate, and $160,953 is for one year with no interest.

9.	Inventories

Inventories consisted of the following:

	March 31, 2013	December 31, 2012
	(Unaudited)
Raw materials	$2,877,338	$2,752,199
Finished goods	1,231,004	910,003
Project work-in-progress	5,568,678	4,796,871
Total	$9,677,020	$8,459,073

The Company reviews its inventory periodically for possible obsolete goods and to determine if any reserves are necessary for potential obsolescence. As of March 31, 2013 and December 31, 2012, the Company determined that no reserves were necessary.

10.	Deposits on Projects

Deposits on Projects consisted of the following:

	March 31, 2013	December 31, 2012
	(Unaudited)
Current:
Contract deposit	$840,075	$867,835
Bidding deposit	445,754	601,715
Total	$1,285,829	$1,469,550

Contract deposits are paid to customers for the promise that the service or products will be properly and timely provided. Bidding deposits are paid as a deposit for project bidding process. All of the deposits will be collected within one year.

11.	Plant and Equipment, Net

Plant and equipment consist of the following:

	March 31, 2013	December 31,
	(Unaudited)	2012
Buildings	$272,902	$271,507
Machinery and equipment	164,645	159,678
Transportation equipment	1,007,638	1,016,529
Office equipment	652,439	646,920
Furniture	446,705	445,740
Leasehold improvements	235,154	233,952
Total plant and equipment	2,779,483	2,774,326
Less accumulated depreciation	(1,107,191)	(1,009,542)
Plant and equipment, net	$1,672,292	$1,764,784

 The depreciation expense for the quarter ended March 31, 2013 and 2012 amounted to $87,172 and $71,543, respectively.

12.	Construction in Progress

The construction in progress account captures the balance of construction in progress for the Company’s Baoding research, development and production base in Baodi, Tianjin area. As of March 31 2013, the construction in progress of the Baoding facility totaled at $5,537,946.

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

All the intangible assets have definite lives, and are amortized on a straight-line basis over their expected useful economic lives. The original costs and accumulated amortization as of March 31, 2013 and December 31, 2012 are as follows:

	March 31, 2013	December 31,
	(Unaudited)	2012
Patents	$2,161,251	$2,150,207
Software	2,893,650	2,878,862
Customer list	1,283,902	1,280,356
Land use right	5,753,402	5,724,001
Know-how	1,221,194	1,218,479
Contract backlog	59,021	58,719
Total intangible assets	13,372,420	13,310,624
Less accumulated amortization	(2,621,986)	(2,407,692)
Intangible assets, net	$10,750,434	$10,902,932

The amortization expense  for the quarter ended March 31, 2013 and 2012 amounted to $222,773 and $213,939, respectively.

The amortization expense for the following five years and thereafter is expected to be as follows:

For the Years Ended December 31,	Amount
Remainder of 2013	$611,019
2014	814,464
2015	814,464
2016	606,529
2017	557,362
Thereafter	7,346,596
Total	$10,750,434

14.	Investment in Joint Venture

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

Accounts payable and project accruals based on progress consisted of the following:

	March 31, 2013	December 31, 2012
	(Unaudited)
Accounts payable	$4,732,420	$5,890,511
Costs accrual on projects	22,165,069	23,637,751
Total	$26,897,489	$29,528,262

Of the total costs accrual on projects, $8,390,186 was related to the India projects, which contributed the most to the ending balance. The remaining balance was for various other on-going projects.

16.	Loans from Third-party Companies and Individual

The loans from third-party companies and individual as of March 31, 2013 and December 31, 2012 were:

	March 31, 2013	December 31,
	(Unaudited)	2012
Nuwell Asia Limited	$500,000	$500,000
Lin Bin	1,150,000	1,150,000
Beijing Liyuanshida Technology Co., LTD	2,677,386	2,968,941
Xuzhou Weisi Water Technology Co., LTD	—	643,697
Beijing Sridi Technology Co., LTD	49,680	325,584
China Automation Control Co., LTD	242,585	241,345
Other	—	571,092
Total	$4,619,651	$6,400,659

. The interest rate ranged from 0.5% to 2.0% per month. The interest expense was $25,523 and $29,305 for the three-month periods ended March 31, 2013 and 2012, respectively. All of the loans are payable on demand.

17.	Amounts Due to Related Party

Amounts due to related party as of March 31, 2013 and December 31, 2012 were:

	March 31, 2013	December 31, 2012
	(Unaudited)
Gavin Cheng (Shareholder / CEO)	$510,850	$510,850
Warren Zhao (Shareholder)	966,677	955,500
Peter Dong (Shareholder / COO)	159,518	158,702
Others	31,559	31,368
Total	$1,668,604	$1,656,420

The amounts due to shareholders, originally due in November 2012, were extended to May 31, 2013. The monthly interest rate was 1%.

18.	Amount Due to Noncontrolling Interest Investor

The amount due to noncontrolling interest investor as of March 31, 2013 and December 31, 2012 were:

	March 31, 2013	December 31,
	(Unaudited)	2012
Principal	$4,345,260	$7,354,271
Interest payable to noncontrolling interest investor	2,180,491	1,692,797
Total	$6,525,751	$9,047,068

The amount due to noncontrolling interest investor, $4,345,260, was the principal amount for short-term loan from the minority interest investor from TTA. The monthly interest rate is 1.5%, with terms ranging from 1 month to 12 months,. The accrued interest expense was $2,180,491 and $1,692,797 as of March 31, 2013 and December 31, 2012, respectively. The purpose of this short-term loan was mainly to reduce temporary operational cash pressure.

19.	Other Payables

Other payables were non-project related as shown below:

	March 31, 2013	December 31,
	(Unaudited)	2012
Corporate bond interest payable	$253,349	$130,745
Others	327,859	330,513
Total	$581,208	$461,258

20.	Taxes Payable

	March 31, 2013 (Unaudited)	December 31, 2012
Value-added tax payable	$3,985,544	$3,539,608
Business tax payable	1,563,907	1,493,704
Individual income tax payable	22,013	19,753
Income tax payable	—	87,189
Other	450,445	437,279
Total	$6,021,909	$5,577,533

The amount others includes various taxes and surcharges charged from local Tax Bureau.

21.	Corporate Bond

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

22.	Bank Borrowings

The table below presents the bank borrowing interest rates and the amount borrowed as of March 31, 2013 and December 31, 2012.

Bank Name	Annual Interest Rate	Terms		March 31, 2013 (Unaudited)	December 31, 2012
Bank of Hangzhou	7.872%	2012-3-20	2013-3-19	$—	$634,810
Bank of Hangzhou	7.872%	2012-4-19	2013-4-18	36,593	36,406
Bank of Hangzhou	7.216%	2012-4-28	2013-4-26	338,948	337,216
China Merchants Bank	7.200%	2012-8-31	2013-8-31	1,159,077	1,946,666
China Merchants Bank	7.200%	2012-8-31	2013-8-30	436,099	433,870
Citic Bank	7.800%	2012-12-6	2013-12-6	4,785,529	4,761,073
Bank of Hangzhou	6.442%	2013-1-3	2014-1-4	581,442	—
Industrial and Commercial Bank of China	6.420%	2013-1-31	2013-7-30	1,914,211	—
Industrial and Commercial Bank of China	5.880%	2013-3-15	2013-9-13	957,106	—
China Merchants Bank	7.135%	2013-3-16	2014-2-15	797,588	—
Short-term bank borrowings				$11,006,593	$8,150,041
ICICI BANK LTD. (Scorpio)	11.990%	2012-5-1	2016-4-30	8,928	9,460
ICICI BANK LTD. (VENTO)	12.250%	2012-1-15	2015-1-14	7,547	8,516
Long-term bank borrowings				$16,475	$17,976

The Company repaid $1,435,083 of the bank borrowings during the three-month period ended March 31, 2013. The bank loan from Citic Bank in the amount RMB30 million (US$4,785,529) was guaranteed by Mr. Peter Dong, and secured by pledging of accounts receivable from the Ordos Project. All of the remaining bank borrowings are credit loans. $375,541 of the borrowings was due and repaid in April 2013.

23.	Income Taxes

We are subject to income taxes on the entity level for income arising in or derived from the tax jurisdictions in which each entity is domiciled. According to the New Enterprise Income Tax Law (“NEITL”) in China, the unified Enterprise Income Tax rate is 25%. However, five of our eight subsidiaries and VIEs in China are subject to certain favorable tax policies as high-tech companies. The effective income tax rate for the three-month period ended March 31, 2013 was -5%.

The applicable statutory tax rate for our subsidiaries in India is 42.024%. The Company has not recorded tax provision for U.S. tax purposes as it has no profits arising in or derived from the United States and intends to reinvest accumulated earnings in its PRC operations.

The applicable statutory tax rates for our subsidiaries and VIEs in the PRC are as follows:

	Three Months Ended March 31, (Unaudited)
	2013	2012
TTB	15%	15%
BSST	15%	15%
Yanyu	15%	15%
Tranhold	25%	25%
TTA	25%	25%
Baoding	15%	15%
Yuanjie	15%	15%
Buerjin	25%	25%
Xushui	25%	25%
Consolidated Effective Income Tax Rate	-5%	18%

The provision for income tax expense (benefit) from operations consists of the following:

	Three Months Ended March 31, (Unaudited)
	2013	2012
Current:
Overseas	$—	$—
PRC	—	—
Deferred:
Overseas	(14,025)	—
PRC	68,774	314,493
Total	$54,749	$314,493

Significant components of the Company’s deferred tax liabilities are as follows:

	March 31, 2013 (Unaudited)	December 31, 2012
Current:
Deferred income taxes:
Revenue recognition based on percentage of completion	$2,040,315	$1,782,786
Total current net deferred tax liabilities	$2,040,315	$1,782,786
Long-term:
Noncurrent deferred income taxes:
Revenue recognition based on percentage of completion	$3,074,845	$3,264,476
Intangible assets valuation in business combination	414,902	435,314
Total noncurrent net deferred tax liabilities	$3,489,747	$3,699,790

Income tax reconciliation for the three months ended March 31, 2013 and 2012 are as follows:

	Three Months Ended March 31, (Unaudited)
	2013	2012
PRC federal statutory tax rate	25%	25%
Taxable (loss) income	$(1,192,508)	$1,747,182
Computed expected income tax expense	(298,127)	436,796
Effect of different tax rates	(39,947)	(174,561)
Effect of operation loss	366,781	52,258
Nondeductible items	26,042	—
Income tax expense	$54,749	$314,493

24.	Warrants

As of March 31, 2013 and December 31, 2012, the Company has 229,274 warrants outstanding for ordinary shares. None of these warrants were exercised by March 31, 2013. During the quarter ended March 31, 2013 and 2012, the Company recorded no warrant expenses as general and administrative expenses.

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

The fair value of options on the grant-date of September 9, 2009 was $3.53 per share, which was estimated by using the Black-Scholes Model. The total fair value of the options was $1,855,015. 313,500 and 210,200 options were vested as of March 31, 2013 and December 31, 2012, respectively. 93,700 and 93,700 options were exercised as of March 31, 2013 and December 31, 2012, respectively. A total of 9,000 and 9,000 options were forfeited as of March 31, 2013 and December 31, 2012, respectively.

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

Also in connection with the 2011 Plan, on June 4, 2012, TRIT granted 23,000 share options with an exercise price equal to $4.45 to its senior management, out of which half was vested on December 31, 2012 and 2013, respectively. The fair value of options per share on the grant-date of June 4, 2012 was $2.07, estimated by using the Binominal Model. Valuation assumptions used in the Binominal optionpricing model for options issued include (1) discount rate of 3.15% based upon China Sovereign Bonds yields in effect at the time of the grant, (2) expected volatility of 45%, (3) life of options of 10.6 years, and (4) zero expected dividends. The total fair value of the options was $47,610.

Also in connection with the 2011 Plan, on September 17, 2012, TRIT granted 10,000 share options with an exercise price equal to $3.77 to its directors, out of which half was vested on September 18, 2012 and 2013, respectively. The fair value of options per share on the grant-date of September 17, 2012 was $1.68, estimated by using the Binominal Model. Valuation assumptions used in the Binominal optionpricing model for options issued include (1) discount rate of 2.41% based upon China Sovereign Bonds yields in effect at the time of the grant, (2) expected volatility of 46%, (3) life of options of 10 years, and (4) zero expected dividends. The total fair value of the options was $16,800.

The option compensation expenses recognized were $138,205 and $90,913 for three months ended March 31, 2013 and 2012, respectively.

The following table summarizes the outstanding options, related weighted average fair value and life information as of March 31, 2013.

	Options Outstanding			Options Exercisable
Range of Exercise Price Per Share	Number outstanding as of March 31, 2013	Weighted Average Fair Value	Weighted average Remaining Life (Years)	Number Exercisable as of March 31, 2013	Weighted Average Exercise Price
$2.75 – 7.63	893,312	$2.32	6.16	686,316	$5.93

A summary of option activity under the employee share option plan as of March 31, 2013 and 2012, and changes during the periods then ended is presented below:

Options	Number of shares	Exercise Price	Remaining Life (Years)	Aggregated Intrinsic Value
Outstanding as of January 1, 2013	893,312	$5.93	6.41	$—
Granted during the period	—	—	—	—
Exercised during the period	—	—	—	—
Forfeited during the period	—	—	—	—
Outstanding as of March 31, 2013	893,312	$5.93	6.16	$—

Options	Number of shares	Exercise Price	Remaining Life (Years)	Aggregated Intrinsic Value
Outstanding as of January 1, 2012	426,400	$6.75	2.69	$—
Granted during the period	—	—	—	—
Exercised during the period	—	—	—	—
Forfeited during the period	(3,600)	—	—	—
Outstanding as of March 31, 2012	422,800	$6.75	2.44	$219,856

A summary of unvested options under the employee share option plan as of March 31, 2013 and 2012, and changes during the periods then ended is presented below:

Options	Number of Shares	Weighted Average Fair Value
Unvested as of January 1, 2013	437,004	$2.32
Granted during the period	—	—
Vested during the period	—	—
Forfeited during the period	—	—
Unvested as of March 31, 2013	437,004	$2.32

Expected to vest thereafter	437,004	$2.32

Options	Number of Shares	Weighted Average Fair Value
Unvested as of January 1, 2012	309,900	$3.53
Granted during the period	—	—
Vested during the period	—	—
Forfeited during the period	(3,600)	—
Unvested as of March 31, 2012	306,300	$3.53

Expected to vest thereafter	306,300	$3.53

26.	Net (Loss) Income per Ordinary Share

The following table presents a reconciliation of basic and diluted net (loss) income per share:

	For the period ended March 31,
	2013 (Unaudited)	2012 (Unaudited)
Net (loss) income attributable to Tri-Tech Holding Inc.	$(1,098,773)	$1,438,125
Weighted-average shares of ordinary share used to compute basic net income per share	8,238,406	8,208,480
Effect of dilutive ordinary share equivalents:
Dilutive effect of warrants	—	—
Dilutive effect of employee stock options	—	108,744
Shares used in computing diluted net income per ordinary share	8,238,406	8,317,224

Basic net (loss) income per ordinary share	$(0.13)	$0.18
Diluted net (loss) income per ordinary share	$(0.13)	$0.17

All warrants and options have anti-dilutive effect due to the fact that the weighted average exercise price per share of these warrants and options are higher than the weighted average market price per share of ordinary shares during the three-month period ended March 31, 2013.

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

The Company has no major customers who collectively represented over 10% of the Company’s revenue for the quarter ended March 31, 2013.

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

28.	Commitments and Contingencies

Operating Leases

As of March 31, 2013, the Company had commitments under certain operating leases, requiring annual minimum rentals as follows:

For the Years Ended December 31,	Amount
Remainder of 2013	$558,768
2014	838,156
2015	438,053
2016	233,698
Total	$2,068,675

The leased properties are principally located in the PRC and are used for administration and research and development purposes. The terms of these operating leases vary from one to five years. Pursuant to the contracts, when they expire, we have the rights to extend them with new negotiated prices. Rental expenses were $296,951 and $247,511 for the quarter ended March 31, 2013 and 2012, respectively.

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

For the Three Months Ended March 31, 2013 and 2012 (Unaudited)
	Segment 1		Segment 2		Segment 3		Total
	2013	2012	2013	2012	2013	2012	2013	2012
Revenues	$1,926,680	8,406,973	5,080,397	6,254,590	3,471,751	4,559,749	$10,478,828	19,221,312
Cost of revenues	1,485,086	5,924,264	3,925,682	4,521,154	2,733,367	3,558,394	8,144,135	14,003,812
Operating expenses:
Selling and Marketing Expenses	295,723	225,626	482,059	426,290	266,744	187,077	1,044,526	838,993
General and Administrative Expenses	1,435,358	1,530,415	610,515	622,294	853,138	700,651	2,899,011	2,853,360
Research and Development	9,162	5,751	—	63,119	—	—	9,162	68,870
Total operating expenses	1,740,243	1,761,792	1,092,574	1,111,703	1,119,882	887,728	3,952,699	3,761,223
Other income (expenses), net	532,023	347,415	(74,746)	(40,916)	(31,779)	(15,594)	425,498	290,905
Income (loss) before income taxes	$(766,626)	1,068,332	(12,605)	580,817	(413,277)	98,033	$(1,192,508)	1,747,182

Assets by Segment

The Company evaluates its assets by segment to generate information needed for internal control, resource allocation and performance assessment. This information also helps management to establish a basis for asset realization, determine insurance coverage, assess risk exposure, and meet requirements for external financial reporting.

Segment assets of the Company are as follows:

Segment Assets	Segment 1	Segment 2	Segment 3	Total
As of March 31, 2013	$81,142,618	$30,549,921	$39,912,032	$151,604,571
As of December 31, 2012	$89,062,709	$30,058,569	$37,556,788	$156,678,066

30.	Subsequent Event

We entered into a corporation agreement on April 26, 2013, planning to sell our real property in Baoding, along with all construction including the costs of construction and operation expended since acquisition for approximately $18 million. The sale is expected to close before the end of 2013.

