Form 10-Q
period 2013-06-30
Tri-Tech Holding, Inc.
filed 2013-08-14
CIK 1460801

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The Company is authorized to issue 30,000,000 ordinary shares, $0.001 par value per share. As of August 14, 2013, the Company has 8,253,406  ordinary shares outstanding, excluding 21,100 treasury shares.

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

Principal Products, Services and Their Markets

The Company operates in three segments: (i) Water, Wastewater Treatment and Municipal Infrastructure (“WWTM”), (ii) Water Resource Management System and Engineering Services (“WRME”), and (iii) Industrial Pollution Control and Safety (“IPCS”). Through its subsidiaries, variable interest entities (“VIE”) and joint venture partnership, the Company:

•	Provides proprietary and third-party products, integrated systems and other services for the purposes of water resource monitoring, development, utilization and protection;
•	Designs water works and customized facilities for reclaiming and reusing water and sewage treatment for China’s municipalities;
•	Design mechanical vapor compression (“MVC”) systems for seawater desalination and industrial zero liquid discharge (“ZLD”);
•	Designs systems that track natural waterway levels for flood and drought control, monitor groundwater quality, manage water resources and irrigation systems; and
•	Provides systems for volatile organic compound (“VOC”) abatement, odor control, water and wastewater treatment, water recycling facilities design, project engineering, procurement and construction for petroleum refineries, petrochemical and power plants as well as safe and clean production technologies for oil and gas field exploration and pipelines.

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

Segment 3: Industrial Pollution Control and Safety Water Resource (“IPCS”)

Equipped with a variety of technologies and products, such as ZLD, multi-effect evaporation, and multi-flash evaporation, IPCS focuses on industrial water, wastewater treatment and seawater desalination for industrial production and pollution control in the petroleum and power industries. Projects in this segment include traditional Engineering Procurement Construction (“EPC”) of equipment and modules, and the operation and maintenance of industrial wastewater treatment plants. For petroleum refineries, petrochemical factories and power plants, the Company provides systematic solutions for VOC abatement, odor control, water and wastewater treatment, and water recycling. The Company also provides safe and clean production technologies for oil and gas field exploration and pipeline transportation.

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

Accounts Receivable

Given the characteristics of our client base, we are confident that our accounts receivable are of good quality even though our accounts receivable days are relatively long compared with companies in other industries. Our finance team is constantly monitoring the accounts receivable quality and the process and assumptions used in bad debt provision. In case of any event that indicates accounts receivable quality deterioration, management will reassess the bad debt provision within the period such event occurs.

We recognize accounts receivable initially at face value, less an allowance for doubtful accounts. We provide an allowance for doubtful accounts based on the aging of accounts receivable and on any specifically identified accounts receivable that may become uncollectible. We maintain allowances for doubtful accounts for estimated losses resulting from the failure of customers to make required payments in the relevant time periods. We review the accounts receivable on a periodic basis and make general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, we consider many factors, including the age of the balance, the customer’s historical payment history and current credit-worthiness and current economic trends. The amount of the provision, if any, is recognized in the consolidated statement of operations within “general and administrative expenses.”

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

Recently Issued Accounting Pronouncements

The FASB has issued Accounting Standards Update (ASU) No. 2013-04 through No. 2013-08. None of the standards is expect to have a material impact on the Company’s consolidated financial position or results of operations.

Revenues by Segment

During the three months ended June 30, 2013, Segment 1 contributed 14.2% of the total revenues; Segment 2 contributed 26.6%; and Segment 3 contributed the remaining 59.2%. During the six months ended 30, 2013, Segment 1 contributed 15.8% of the total revenues; Segment 2 contributed 35.1%%; and Segment 3 contributed the remaining 49.1%.

The following table provides revenue percentage for each segment and category for the three months ended June 30, 2013.

	Three Months Ended June 30, 2013
	Segment 1:	%	Segment 2:	%	Segment 3:	%	Total:	%
System Integration	$2,309,189	100.0%	$3,120,332	72.2%	$7,692,731	79.7%	$13,122,252	80.6%
Hardware Products	$-	-	$1,204,186	27.8%	$1,958,179	20.3%	$3,162,365	19.4%
Total Revenues	$2,309,189	100.0%	$4,324,518	100.0%	$9,650,910	100.0%	$16,284,617	100.0%

The following table provides revenue percentage for each segment and category for the six months ended June 30, 2013.

	Six Months Ended June 30, 2013
	Segment 1:	%	Segment 2:	%	Segment 3:	%	Total:	%
System Integration	$4,235,869	100.0%	$7,467,130	79.4%	$10,556,411	80.4%	$22,259,410	83.2%
Hardware Products	$-	-	$1,937,785	20.6%	$2,566,250	19.6%	$4,504,035	16.8%
Total Revenues	$4,235,869	100.0%	$9,404,915	100.0%	$13,122,661	100.0%	$26,763,445	100.0%

Please refer to Note 31 in our accompanying financial statements for more detailed discussion of the comparable numbers for the three and six months ended June 30, 2013 and 2012.

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

The following table provides backlog by segments for as of June 30, 2013 and December 31, 2012, respectively.

	June 30, 2013		December 31, 2012
	USD Million	% of Total Backlog	USD Million	% of Total Backlog	% Change
Segment 1:	36.6	66.4%	38.7	64.4%	(5.6)%
Segment 2:	6.3	11.4%	6.7	11.1%	(6.0)%
Segment 3:	12.3	22.3%	14.7	24.5%	(16.3)%
Total	55.2	100.0%	60.1	100.0%	(8.2)%

Pipeline represents the values of projects we have been actively pursuing. The pipeline as of June 30, 2013 and December 31, 2012 was as below:

	June 30, 2013		December 31, 2012
	USD Million	% of Total Pipeline	USD Million	% of Total Pipeline	% Change
Segment 1:	20.3	29.4%	50.7	57.6%	(60.0)%
Segment 2:	18.5	26.8%	2.5	2.8%	640.0%
Segment 3:	30.3	43.8%	34.8	39.6%	(12.9)%
Total	69.1	100.0%	88.0	100.0%	(21.5)%

Having a dynamic nature, the values of secured projects move from pipeline into backlog and backlog to revenue based on percentage of completion, sometimes simultaneously. The backlog decreased by $5.0 million from December 31, 2012 to June 30, 2013, because of the projects’ progress in the second quarter of 2013. Being rigorous in project selection also narrowed down the number of candidate projects.

Review of Strategies

In the second quarter, the Company maintained on its course to improve the productivity of the employees, the efficiency of the management, and cash flows from operations. We revised the employee compensation structure to tie wages even more clearly to achievement of assigned goals. We simplified the chain of command and workflow to reduce the number of steps required to make and implement business decisions. We reduced headcount and consolidated compatible business units. We overhauled the project selection criteria to avoid projects with unacceptable uncertainties or unfavorable payment terms in order to control sales related costs and to ease pressures on the cash flows.

Customers and Marketing/Distribution Methods

The Company has three customers who represented 13%, 12% and 11% of the Company’s revenue for the quarter ended June 30, 2013, respectively. The Company has one customer who represented over 10% of the Company’s revenue for the six months ended June 30, 2013. Although we are dependent on our large clients to a certain degree, we believe that collectability of accounts receivables is relatively secure because our client base consists primarily of government agencies or large state-owned enterprises.

Employees

As of June 30, 2013, the Company had 373 full-time and no part-time employees, of which 66 focused on projects. Of all employees 36% were in technical services, 13% were in sales, 10% were in manufacturing, 9% were in research and development, 9% were in accounting and finance, and the remaining 23% were in general and administrative services. In wake of the Company’s financial performance, further downsizing and business consolidation can be expected. .

Results of Operations

Overview for the Three and Six Months Ended June 30, 2013 and 2012

Key metrics for the second quarter of 2013 include the following:

•	Total revenues were $16,284,617 in the second quarter of 2013, a decrease of 29.3% from $23,040,534 in the same period of 2012. This decrease is primarily attributable to the progress of Ordos and India projects. Ordos project had approached the end, while the India projects got their permission for India government late and progressed more slowly than expected. The Ordos project is nearly complete, resulting in lower revenues from the project in the second quarter 2013. The India projects, on the other hand, revised the project plan per the customer’s request and the revision had not yet received government permission, which led to slower progress and, as a result, lower revenues than expected.

•	Total cost of revenues decreased by 26.5%, from $17,216,468 in the second quarter of 2012 to $12,657,369 in the second quarter of 2013. This decrease is due to the decrease of related revenue and inflation in raw materials and labor costs.
•	Total operating expenses were $3,676,503 for the second quarter of 2013, a decrease of 12.4%, compared with the amount in the same period of 2012. Given this initial success in the beginning of 2013, the Company continues to exert control over operating expenses.
•	Operating loss was $49,255 in the second quarter of 2013, comparing with operating income of $1,629,139 in the second quarter of 2012, representing 0.3% and 7.1% of total revenues in the second quarter of 2013 and 2012, respectively. The decrease was due to the decreased revenue.
•	Net loss attributable to TRIT for the second quarter of 2013 and net income attributed to TRIT in the same period of 2012 were $602,020 and $1,370,887, respectively.

The following are the operating results for the three months ended June 30, 2013 and 2012:

	Three Months Ended June 30, 2013 ($)	% of Sales	Three Months Ended June 30, 2012($)	% of Sales	Change ($)	Change (%)
Revenue	16,284,617	100.0%	23,040,534	100.0%	(6,755,917)	(29.3)%
Cost of Revenues	12,657,369	77.7%	17,216,468	74.7%	(4,559,099)	(26.5)%
Selling and Marketing Expenses	850,551	5.2%	935,853	4.1%	(85,302)	(9.1)%
General and Administrative Expenses	2,643,040	16.2%	3,247,546	14.1%	(604,506)	(18.6)%
Research and Development Expenses	182,912	1.1%	11,528	0.1%	171,384	1,486.7%
Total Operating Expenses	3,676,503	22.6%	4,194,927	18.2%	(518,424)	(12.4)%
Operating (Loss) Income	(49,255)	(0.3)%	1,629,139	7.1%	(1,678,394)	(103.0)%
Other Expenses	(666,524)	(4.1)%	(34,350)	(0.1)%	(632,174)	1,840.4%
(Loss) Income before Provision for Income Taxes	(715,779)	(4.4)%	1,594,789	6.9%	(2,310,568)	(144.9)%
Provision for Income Taxes	99,644	0.6%	287,062	1.2%	(187,418)	(65.3)%
Net (Loss) Income	(815,423)	(5.0)%	1,307,727	5.7%	(2,123,150)	(162.4)%
Less: Net Loss Attributable to Noncontrolling Interests	(213,403)	(1.3)%	(63,160)	(0.3)%	(150,243)	237.9%
Net (Loss) Income Attributable to TRIT	(602,020)	(3.7)%	1,370,887	5.9%	(1,972,907)	(143.9)%

•	Total revenues were $26,763,445 for the six months ended June 30, 2013, a decrease of 36.7% from $42,261,846 in the same period of 2012.
•	Total cost of revenues decreased by 33.4%, from $31,220,280 for the six months ended June 30, 2012 to $20,801,504 for the six months ended June 30, 2013.
•	Total operating expenses were $7,629,202 for the six months ended June 30, 2013, a decrease of 4.1%, compared with the amount in the same period of 2012. The Company will continue to exert control over operating expenses.
•	Operating loss was $1,667,261 for the six months ended June 30, 2013, comparing with operating income of $3,085,416 for the six months ended June 30, 2012, representing 6.2% and 7.3% of total revenues for the six months ended June 30, 2013 and 2012, respectively.
•	Net loss attributable to TRIT for the six months ended June 30, 2013 and net income attributed to TRIT in the same period of 2012 were $1,700,793 and $2,809,012, respectively.

The following are the operating results for the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30, 2013 ($)	% of Sales	Six Months Ended June 30, 2012($)	% of Sales	Change ($)	Change (%)
Revenue	26,763,445	100.0%	42,261,846	100.0%	(15,498,401)	(36.7)%
Cost of Revenues	20,801,504	77.7%	31,220,280	73.9%	(10,418,776)	(33.4)%
Selling and Marketing Expenses	1,895,077	7.1%	1,774,846	4.2%	120,231	6.8%
General and Administrative Expenses	5,542,051	20.7%	6,100,906	14.4%	(558,855)	(9.2)%
Research and Development Expenses	192,074	0.7%	80,398	0.2%	111,676	138.9%
Total Operating Expenses	7,629,202	28.5%	7,956,150	18.8%	(326,948)	(4.1)%
Operating (Loss) Income	(1,667,261)	(6.2)%	3,085,416	7.3%	(4,752,677)	(154.0)%
Other Income (Expenses)	(241,026)	(0.9)%	256,555	0.6%	(497,581)	(193.9)%
(Loss) Income before Provision for Income Taxes	(1,908,287)	(7.1)%	3,341,971	7.9%	(5,250,258)	(157.1)%
Provision for Income Taxes	154,393	0.6%	601,555	1.4%	(447,162)	(74.3)%
Net (Loss) Income	(2,062,680)	(7.7)%	2,740,416	6.5%	(4,803,096)	(175.3)%
Less: Net Loss Attributable to Noncontrolling Interests	(361,887)	(1.4)%	(68,596)	(0.2)%	(293,291)	427.6%
Net (Loss) Income Attributable to TRIT	(1,700,793)	(6.4)%	2,809,012	6.6%	(4,509,805)	(160.5)%

Revenues

Our total revenues for the second quarter of 2013 were $16,284,617, a decrease of 29.3%, compared with the amount for the same period last year. Revenue from the Ordos project decreased from $1,855,180 for the period ended June 30, 2012 to $848,403 in the same period 2013 because the project was primarily completed; India projects didn’t recognize revenue in the second quarter of 2013, mainly because the customer underestimated of the construction environment and there were redesigns, while in the same period of 2012, India projects recognized a revenue of $4.0 million. In order to reduce cash flow pressures, we evaluated the projects we planned to bid on and elected not to bid on domestic BT projects, which typically require significant investments and feature slower client payment periods.

For the six months ended June 30, 2013, total revenues reached $26,763,445, a decrease of 36.7%, compared with the amount for the same period last year. System integration constituted 83.2% of the total revenue. Hardware product sales revenue constituted the remaining 16.8%. The six-month decrease was mainly due to the Company’s shift away from BT projects and the delay in the India projects.

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

Total cost of revenues was $12,657,369 for the second quarter of 2013, a decrease of 26.5% from $17,216,468 in the second quarter of 2012. Based on the decline of the gross margin, the decrease of cost was mainly caused by the decrease of revenue.

Total cost of revenues was $20,801,504 for the first six months of 2013, a decrease of 33.4% from $31,220,280 in the second quarter of 2012. Based on the decline of the gross margin, the decrease of six months cost was also mainly caused by the decrease of revenue.

Our gross margin decreased from 25.3% in the second quarter of 2012 to 22.3% in the second quarter of 2013. This decrease was largely a result of increases in material and equipment costs and labor subcontracting costs. Shifting from BT projects, which usually have higher gross margins, also contributed the lower gross margin in the second quarter.

Our gross margin decreased from 26.1% for the six months ended of 2012 to 22.3% in the same period 2013. This decrease for six months was also a result of increases in material and equipment costs, labor subcontracting costs and shifting from BT projects.

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of compensation, marketing, travel and business entertainment expenses. In the second quarter of 2013, total selling and marketing expenses decreased by 9.1%, from $935,853 in the second quarter of 2012 to $850,551 in the same period of 2013. The compensation-related expenses increased by 17.6% from $396,291 in the second quarter of 2012 to $466,200 in the same period of 2013 due to the compensation for laying off selling and marketing employees. Traveling expenses, entertainment expenses and other expenses declined by $155,211 because of budget controls; therefore, the total selling and marketing expenses decreased.

For the six months ended June 30, 2013, total selling and marketing expenses increased by 6.8%, from $1,774,846 in the same period of 2012 to $1,895,077 in the same period of 2013. The compensation-related expenses increased by 37.3% from $708,791 for the six months ended June 30, 2012 to $973,222 in the same period of 2013, mainly attributable to the compensation expense for laying off selling and marketing employees.

Selling and marketing expenses for the three months ended and six months ended June 30, 2013 constituted approximately 5.2% and 7.1% of total revenues.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation costs, rental expenses, professional fees, and other overhead expenses. General and administrative expenses decreased by $604,506 from $3,247,546 in the second quarter of 2012 to $2,643,040 in the second quarter of 2013. Of this decrease, $26,206 was for officers’ salaries. Salaries for mid-level management, technical support team, and other office staff decreased by $78,792 from the amount in the second quarter of 2012 to the amount in the second quarter of 2013. Rental expenses decreased by $25,426 from the amount in the second quarter of 2012 to the amount in the second quarter of 2013, because the Company stopped to rent some of the office space in Beijing. Other general and administrative expenses decreased by $383,380 from the amount in the second quarter of 2012 to the amount in the second quarter of 2013, including mainly office expenses, utilities, travel, communication, other services support and bad debt expenses. We had a $96,954 non-cash option expense as a part of other general and administrative expense in the second quarter 2013 and $439,675 in the same period of 2012, which also contributed to the decrease of general and administrative expense.

General and administrative expenses decreased by $558,855 from $6,100,906 for the six months ended June 30, 2012 to $5,542,051 in the same period of 2013. The officers’ salaries increased by 0.7% from the amount for the six months ended June 30, 2012 to the amount in the same period of 2013. Salaries for mid-level management, technical support team, and other office staff increased by 3.6% from the amount for the six months ended June 30, 2012 to the amount in the same period of 2013. Rental expense increased by $24,014 from the amount for the six months ended June 30, 2012 to the amount in the same period of 2013. Other general and administrative expenses decreased by $549,209 from the amount for the six months ended June 30, 2012 to the amount in the same period of 2013, including mainly office expenses, utilities, travel, communication, other services support and bad debt expenses. We had a $235,158 non-cash option expense as a part of other general and administrative expense for the six months ended June 30, 2013 and $530,588 in the same period of 2012, which also attributed to the increase of general and administrative expense.

General and administrative expenses for the three months and six months ended June 30, 2013 constituted approximately 16.2% and 20.7% of total revenues, respectively.

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

The applicable statutory tax rates for our subsidiaries and VIEs in the PRC are as follows:

	Three Months Ended June 30, (Unaudited)
	2013	2012
TTB	15%	15%
BSST	15%	15%
Yanyu	15%	15%
Tranhold	25%	25%
TTA	25%	25%
Baoding	15%	15%
Yuanjie	15%	15%
Buerjin	25%	25%
Xushui	25%	25%
Consolidated Effective Income Tax Rate	-14% (1)	18%

	Six Months Ended June 30, (Unaudited)
	2013	2012
TTB	15%	15%
BSST	15%	15%
Yanyu	15%	15%
Tranhold	25%	25%
TTA	25%	25%
Baoding	15%	15%
Yuanjie	15%	15%
Buerjin	25%	25%
Xushui	25%	25%
Consolidated Effective Income Tax Rate	-8% (1)	18%

(1)	Despite an overall loss after consolidation, a few companies were still profitable, and income tax was accrued. Therefore, the calculation of consolidated effective enterprise income tax rate is based on the following: Consolidated effective enterprise income tax rate = provision for income tax (sum of accrued tax for profitable companies) / loss before income tax and non-controlling interests. As a result of taxes payable in spite of consolidated net losses, the consolidated tax rate is considered negative.

The Company’s provision for income tax expense from continuing operations for the first three months of 2013 and 2012 were $99,644 and $287,062 respectively.

The Company’s provision for income tax expense from continuing operations for the first six months of 2013 and 2012 were $154,393 and $601,555 respectively.

Net (Loss) Income before Income Taxes

In the second quarter ended June 30, 2013, our net loss before provision for income taxes was $715,779, a decrease of $2,310,568 compared to that of $1,594,789 in the same period in 2012. The Company’s provision for income taxes decreased by 65.3%, from the amount in the second three months of 2012 to the amount in the same period in 2013. In the second period ended June 30, 2013, net loss attributable to the shareholders of TRIT was $ 602,020, a decrease of 143.9%, from net income of $1,370,887 for the same period in 2012, mainly due to the significant decline of revenues.

For the six months ended June 30, 2013, our net loss before provision for income taxes was $1,908,287, a decrease of $5,250,258 compared to net income of $3,341,971 in the same period in 2012. The Company’s provision for income taxes decreased by 74.3%, from the amount in the first six months of 2012 to the amount in the same period in 2013. For the six months ended June 30, 2013, net loss attributable to the shareholders of TRIT was $2,062,680, a decrease of 175.3%, from net income of $2,740,416 for the same period in 2012, mainly due to the significant decline of revenue.

Liquidity and Capital Resources

As highlighted in the consolidated statements of cash flows, our liquidity and available capital resources are impacted by four key components: (i) cash and cash equivalents, (ii) operating activities, (iii) financing activities, and (iv) investing activities.

Consolidated cash flows for the six months ended June 30, 2013 and 2012 were as follows:

	Six Months Ended June 30,
	2013 ($)	2012 ($)	Change ($)
Net Cash Used in Operating Activities	(8,470,131)	(8,297,972)	(172,159)
Net Cash (Used in) Provided by Investing Activities	(400,352)	106,389	(506,741)
Net Cash Provided by Financing Activities	6,288,392	5,409,603	878,789
Effects of Exchange Rate Changes on Cash and Cash Equivalents	(9,855)	408,797	(418,652)
Net Decrease in Cash and Cash Equivalents	(2,591,946)	(2,373,183)	(218,763)
Cash and Cash Equivalents, Beginning of Period	8,098,657	11,935,746	(3,837,089)
Cash and Cash Equivalents, End of Period	5,506,711	9,562,563	(4,055,852)

Cash and Cash Equivalents

As of June 30, 2013, our cash and cash equivalents amounted to $5,506,711. The restricted cash as of June 30, 2013 and December 31, 2012 amounted to $16,678,766 and $7,816,967, respectively, which are not included in the total amount of cash and cash equivalents. The restricted cash consisted of deposits as collateral for the issuance of letters of credit. Our subsidiaries that own these deposits do not have material cash obligations to any third parties. Therefore, the restriction does not impact our liquidity.

Operating Activities

Net cash used in operating activities was $8,470,131 for the six months ended June 30, 2013, compared with net cash used in operating activities of $8,297,972 in the same period in 2012. The increase of $172,159 in operating cash outflow was due to the received payment of $11.5 million from Ordos project in March 2013 and reduced by the prepayments to various suppliers for projects. Net accounts and notes receivable increased from $18,598,110 as of December 31, 2012 to $23,473,583 as of June 30, 2013, an increase of 26.2%. Current unbilled receivables increased from $27,954,525 as of December 31, 2012 to $32,346,776 as of June 30, 2013, an increase of 15.7%.

Investing Activities

Net cash used in investing activities was $400,352 during the six months ended June 30, 2013, an decrease of $506,741 from net cash provided by investing activities of $106,389 in the same period of 2012. The decrease was attributed to the payments for the constructions of Baoding and less acquired funds from investing activities. Currently we have no further plans to add capital expenditures.

Financing Activities

The cash provided by financing activities was $6,288,392 for the six months ended June 30, 2013, compared to cash provided by financing activities of $5,409,603 in the same period of 2012. The increase was due to the proceeds from bank borrowings, loan from third-party companies and noncontrolling shareholders.

Effect of Exchange Rate Changes on Cash and Cash Equivalents

Net effect of exchange rate changes was a loss of $9,855 in the six months ended June 30, 2013 and a gain of $408,797 in the same period of 2012, respectively.

Restricted Net Assets

Our ability to pay dividends is primarily dependent on receiving distributions of funds from our subsidiaries, VIEs and other affiliated entities, which is restricted by certain regulatory requirements. Relevant Chinese statutory laws and regulations permit payments of dividends by our Chinese affiliates only out of their retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. In addition, our PRC affiliates are required to set aside at least 10% of their after-tax profit after deducting any accumulated deficit based on PRC accounting standards each year to our general reserves until the accumulated amount of such reserves reach 50% of our registered capital. These reserves are not distributable as cash dividends. Our off-shore subsidiaries, TIS and Tri-Tech International Investment, Inc. (“TTII”), do not have material cash obligations to third parties. Therefore, the dividend restriction does not impact our liquidity. There is no significant difference between accumulated profit calculated pursuant to PRC accounting standards and our accumulated profit calculated pursuant to U.S. GAAP. As of June 30, 2013 and December 31, 2012, restricted retained earnings were $2,246,910 for both, and restricted net assets were $1,878,976 and $4,878,975, respectively. Unrestricted retained earnings as of June 30, 2013 and December 31, 2012 were $15,337,603 and $17,038,396, respectively, which were the amounts available for distribution in the form of dividends or for reinvestment.

Working Capital and Cash Flow Management

As of June 30, 2013, our working capital was $22,327,840, with current assets totaling $106,325,297 and current liabilities totaling $83,997,457.

We believe our current assets are sufficient to meet our capital requirements for the next 12 months. However, we may require additional cash to undertake larger projects or to complete strategic acquisitions in the future. In the event our current capital is insufficient to fund these and other business plans, we may take the following actions to meet such working capital needs:

•	We may look into the possibility of optimizing our funding structure by obtaining short- and/or long-term debt through commercial loans. We are actively exploring opportunities with other major Chinese banks, and we expect to obtain additional lines of credit to pursue favorable project opportunities in the future. Other financing instruments into which we are currently looking include supply chain financing, project financing, trust fund financing and capital leasing.

•	We may focus on improving our collection of accounts receivable. Most of our clients are central, provincial and local governments. We believe that our clients are in good financial conditions. Therefore, we expect good collectability from relatively high quality accounts receivables. The accounts receivable collection should catch up with our rapid growth in the near future. Given the high contractual interest rate on unpaid amounts for long-term projects, we expect that some clients may choose to pay before such interest starts to accrue.

•	We avoided Build & Transfer projects, which tend to constrain our cash. We received a payment of $7.3 million from Ordos project in July 2013, which eased our cash flow pressure to some extent.

We plan to sell our real property in Baoding, along with all construction including the costs of construction and operation expended since acquisition for approximately $18 million. We acquired this property on November 26, 2010. The sale is expected to close before the end of 2013 and we expect to break even on the sale. We expect to use these funds to support our operating cash flow and to repay the corporate bond from financing cash flow.

Segment Information

We have three reportable operating segments. The segments are grouped according to the types of goods and services provided and the types of clients that use such goods and services. Total sales and costs are divided among these three segments. We assess each segment’s performance based on net revenue and gross profit on contribution margin.

Segment 1: Water, Wastewater Treatment and Municipal Infrastructure

The following are the operating results for the three months ended June 30, 2013 and 2012 for Segment 1:

	Three months ended June 30,
	2013 ($)	2012 ($)	Change ($)	Change (%)
Revenues	2,309,189	8,354,428	(6,045,239)	(72.4)%
Cost of Revenues	1,444,131	6,327,955	(4,883,824)	(77.2)%
Operating Expenses:
Selling and Marketing Expenses	315,617	222,521	93,096	41.8%
General and Administrative Expenses	1,197,756	1,389,852	(192,094)	(13.8)%
Research and Development Expenses	107,025	6,167	100,858	1,635.4%
Total Operating Expenses	1,620,398	1,618,540	1,858	0.1%
Other (Expenses) Income	(521,197)	100,754	(621,951)	(617.3)%
(Loss) Income before Provision for Income Taxes	(1,276,537)	508,687	(1,785,224)	(350.9)%

The following are the operating results for the first six months of 2013 and 2012 for Segment 1:

	Six months ended June 30,
	2013 ($)	2012 ($)	Change ($)	Change (%)
Revenues	4,235,869	16,761,401	(12,525,532)	(74.7)%
Cost of Revenues	2,929,217	12,252,219	(9,323,002)	(76.1)%
Operating Expenses:
Selling and Marketing Expenses	611,340	448,147	163,193	36.4%
General and Administrative Expenses	2,633,114	2,920,267	(287,153)	(9.8)%
Research and Development Expenses	116,187	11,918	104,269	874.9%
Total Operating Expenses	3,360,641	3,380,332	(19,691)	(0.6)%
Other Income	10,826	448,169	(437,343)	(97.6)%
(Loss) Income before Provision for Income Taxes	(2,043,163)	1,577,019	(3,620,182)	(229.6)%

Segment 2: Water Resource Management System and Engineering Services

The following are the operating results for the three months ended June 30, 2013 and 2012 for Segment 2:

	Three months ended June 30,
	2013 ($)	2012 ($)	Change ($)	Change (%)
Revenues	4,324,518	8,436,000	(4,111,482)	(48.7)%
Cost of Revenues	3,379,855	6,089,299	(2,709,444)	(44.5)%
Operating Expenses:
Selling and Marketing Expenses	359,269	457,484	(98,215)	(21.5)%
General and Administrative Expenses	495,732	908,000	(412,268)	(45.4)%
Research and Development Expenses	0	5,361	(5,361)	(100.0)%
Total Operating Expenses	855,001	1,370,845	(515,844)	(37.6)%
Other Expenses	(90,022)	(21,326)	(68,696)	322.1%
(Loss) Income before Provision for Income Taxes	(360)	954,530	(954,890)	(100.0)%

The following are the operating results for the first six months of 2013 and 2012 for Segment 2:

	Six months ended June 30,
	2013 ($)	2012 ($)	Change ($)	Change (%)
Revenues	9,404,915	14,690,590	(5,285,675)	(36.0)%
Cost of Revenues	7,305,537	10,610,453	(3,304,916)	(31.1)%
Operating Expenses:
Selling and Marketing Expenses	841,328	883,774	(42,446)	(4.8)%
General and Administrative Expenses	1,106,247	1,530,294	(424,047)	(27.7)%
Research and Development Expenses	-	68,480	(68,480)	(100.0)%
Total Operating Expenses	1,947,575	2,482,548	(534,973)	(21.5)%
Other Expenses	(164,768)	(62,242)	(102,526)	164.7%
(Loss) Income before Provision for Income Taxes	(12,965)	1,535,347	(1,548,312)	(100.8)%

Segment 3: Industrial Pollution Control and Safety Water Resource

The following are the operating results for the three months ended June 30, 2013 and 2012 for Segment 3:

	Three months ended June 30,
	2013 ($)	2012 ($)	Change ($)	Change (%)
Revenues	9,650,910	6,250,106	3,400,804	54.4%
Cost of Revenues	7,833,383	4,799,214	3,034,169	63.2%
Operating Expenses:
Selling and Marketing Expenses	175,665	255,848	(80,183)	(31.3)%
General and Administrative Expenses	949,552	949,694	(142)	(0.0)%
Research and Development Expenses	75,887	-	75,887	-%
Total Operating Expenses	1,201,104	1,205,542	(4,438)	(0.4)%
Other Expenses	(55,305)	(113,778)	58,473	(51.4)%
(Loss) Income before Provision for Income Taxes	561,118	131,572	429,546	326.5%

The following are the operating results for the first six months of 2013 and 2012 for Segment 3:

	Six months ended June 30,
	2013 ($)	2012 ($)	Change ($)	Change (%)
Revenues	13,122,661	10,809,855	2,312,806	21.4%
Cost of Revenues	10,566,750	8,357,608	2,209,142	26.4%
Operating Expenses:
Selling and Marketing Expenses	442,409	442,925	(516)	(0.1)%
General and Administrative Expenses	1,802,690	1,650,345	152,345	9.2%
Research and Development Expenses	75,887	-	75,887	-%
Total Operating Expenses	2,320,986	2,093,270	227,716	10.9%
Other Expenses	(87,084)	(129,372)	42,288	(32.7)%
(Loss) Income before Provision for Income Taxes	147,841	229,605	(81,764)	(35.6)%

Assets attributable to each segment as of June 30, 2013 and 2012 are shown below:

Segment Assets	Segment 1	Segment 2	Segment 3	Total
As of June 30, 2013	$83,320,551	$38,784,285	$52,474,784	$174,579,620
As of December 31, 2012	$89,062,709	$30,058,569	$37,556,788	$156,678,066

Contractual Obligations and Commercial Commitments

Operating Leases

As of June 30, 2013, we had commitments under certain operating leases, which require annual minimum rental payments as follows:

For the years Ended December 31, 2013	Amount
Remainder of 2013	$323,393
2014	852,508
2015	448,015
2016	239,012
Total	$1,862,928

Our leased properties are principally located in Beijing and are used for administration and research and development purposes. The terms of these operating leases vary from one to five years. Pursuant to the lease terms, when the contracts expire, we have the right to extend them with new negotiated prices. The leases are renewable subject to negotiation. Rental expenses were $254,380 and $279,806 for the quarters ended June 30, 2013 and 2012, respectively.

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

Capital Expenditures

In the past, the capital expenditures were mainly for purchases of computers and other office equipment to support our daily business activities. The Company spent $427,757 and $406,300 on such capital expenditures during the six months ended June 30, 2013 and 2012, respectively. The increase was due to the construction progress of Baoding.

In relation to the construction of our R&D building in Baodi, Tianjin, and the Company committed to pay the construction suppliers an approximate amount of $6.5 million in September 2013 for the undergoing contracts.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements for the three months ended June 30, 2013 or 2012.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

As of June 30, 2013 the Company carried out an evaluation, under the supervision of and with the participation of management, including the Company’s chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective.

Changes in Internal Control over Financial Reporting

Due to personal reasons, the Internal Control Manager resigned in late June 2013. The Company is actively looking for replacement.

There were no changes in the Company’s internal control procedures over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the three month ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.              OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	None.

(c)	None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information

During the quarter ended September 30, 2012, we received loans from three of our officers and directors for our ongoing capital requirements. The terms of the loans were approved by the audit committee of our Board of Directors, which consists solely of independent directors. Each of these loans carries monthly simple interest at a rate of 1% and was initially due in November 2012. These loans were subsequently extended to May 31, 2013. They have been subsequently extended to November 30, 2013. The amounts of such loans, initially and at June 30, 2013 are set forth below:

	June 30, 2013	December 31, 2012
	(Unaudited)
Gavin Cheng (Shareholder / CEO/Director)	$510,850	$510,850
Warren Zhao (Shareholder/Director)(1)	980,471	955,500
Peter Dong (Shareholder / COO/Director)(1)	161,794	158,702
Others(2)	29,028	31,368
Total	$1,682,143	$1,656,420

(1)	Amounts increased for currency conversion reasons because loans were made in Chinese RMB.
(2)	Amounts increased for currency conversion reasons because loans were made in Indian Rupee.

Item 6.	Exhibits

The following exhibits are filed herewith:

Exhibit
Number	Document

3(i).1	Amended and Restated Articles of Association of the Registrant (1)

3(ii).1	Amended and Restated Memorandum of Association of the Registrant (1)

4.1	Specimen Share Certificate (1)

10.1	Translation of Form of Employment Agreement between Registrant and Executive Officer of the Registrant (1)

10.2	Translation of Exclusive Technical and Consulting Service Agreement for Tranhold (1)

10.3	Translation of Management Fee Payment Agreement for Tranhold (1)

10.4	Translation of Proxy Agreement for Tranhold (1)

10.5	Translation of Equity Interest Pledge Agreement for Tranhold (1)

10.6	Translation of Exclusive Equity Interest Purchase Agreement for Tranhold (1)

10.7	Translation of Exclusive Technical and Consulting Service Agreement for Yanyu (1)

10.8	Translation of Management Fee Payment Agreement for Yanyu (1)

10.9	Translation of Proxy Agreement for Yanyu (1)

10.10	Translation of Equity Interest Pledge Agreement for Yanyu (1)

10.11	Translation of Exclusive Equity Interest Purchase Agreement for Yanyu (1)

10.14	Translation of Operating Agreement for Yanyu (1)

10.15	Translation of Operating Agreement for Tranhold (1)

10.16	Translation of Exclusive Technical and Consulting Service Agreement for BSST (2)

10.17	Translation of Management Fee Payment Agreement for BSST (2)

10.18	Translation of Operating Agreement for BSST (2)

10.19	Translation of Equity Interest Pledge Agreement for BSST (2)

10.20	Translation of Exclusive Equity Interest Purchase Agreement for BSST (2)

10.21	Translation of Proxy Agreement for BSST (2)

10.22	2011 Stock Option Plan (3)

21.1	Subsidiaries of the Registrant (5)

31.1	Certifications pursuant to Rule 13a-14(a) or 15(d)-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (6)

31.2	Certifications pursuant to Rule 13a-14(a) or 15(d)-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (6)

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (6)

32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (6)

99.1	Press release dated August 14, 2013 titled "Tri-Tech Holding Reports Second Quarter 2013 Financial Results"

99.2	Audit Committee Charter (7)

101.INS	XBRL Instance Document (8)

101.SCH	XBRL Taxonomy Extension Schema Document (8)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (8)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (8)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (8)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (8)

(1)	Incorporated by reference to the registrant’s registration statement on Form S-1, File no. 333-158393, filed on April 3, 2009, as amended.
(2)	Incorporated by reference to the registrant’s Form 10-K, SEC Accession No. 0001193125-11-080197, filed on March 29, 2011.
(3)	Incorporated by reference to the registrant’s Form 10-K, SEC Accession No. 0001144204-12-017170, filed on March 26, 2012.
(4)	Incorporated by reference to the registrant’s Form 10-Q, SEC Accession No. 0001144204-11-064756, filed on November 15, 2011.
(5)	Incorporated by reference to the registrant’s Form 10-Q, SEC Accession No. 0001144204-12-028710, filed on May 15, 2012.
(6)	Filed herewith.
(7)	Incorporated by reference to the registrant’s Form 10-K, SEC Accession No. 0001193125-10-065797, filed on March 24, 2010.
(8)	Furnished herewith. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tri-Tech Holding Inc.

August 14, 2013	By:	/s/ Phil Fan
Phil Fan
Chief Financial Officer
(Principal Financial and Accounting Officer) and
Duly Authorized Officer

TRI-TECH HOLDING INC. AND SUBSIDIARIES

Consolidated Financial Statements

For the quarters ended June 30, 2013 and 2012

TRI-TECH HOLDING INC. AND SUBSIDIARIES

Index to Financial Statements

Page
CONSOLIDATED BALANCE SHEETS	F-1
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)	F-2
CONSOLIDATED STATEMENTS OF CASH FLOWS	F-4
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-5 – F-31

TRI-TECH HOLDING INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2013	December 31,
	(Unaudited)	2012
ASSETS
Current assets
Cash*	$5,506,711	$8,098,657
Restricted cash*	14,095,989	4,352,443
Accounts and notes receivable, net of allowance for doubtful accounts of $1,735,507 and $1,475,771 as of June 30, 2013 and December 31, 2012, respectively*	31,841,682	18,598,110
Unbilled revenue*	23,978,677	27,954,525
Other current assets*	3,724,019	3,825,770
Inventories*	10,431,357	8,459,073
Deposits on projects*	1,193,325	1,469,550
Prepayments to suppliers and subcontractors*	15,553,537	9,353,490
Total current assets	106,325,297	82,111,618
Long-term unbilled revenue*	45,327,393	51,219,694
Long-term accounts receivable	746,583	413,770
Plant and equipment, net*	1,685,334	1,764,784
Construction in progress	5,786,168	5,359,466
Intangible assets, net*	10,684,790	10,902,932
Long-term restricted cash	2,582,777	3,464,524
Goodwill	1,441,278	1,441,278
Total Assets	$174,579,620	$156,678,066

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$6,669,304	$5,890,511
Costs accrual on projects*	24,071,455	23,637,751
Advance from customers*	1,442,889	1,157,247
Advance from potential buyer of assets	8,979,565	-
Loans from third party companies and individuals*	10,214,396	6,400,659
Amount due to noncontrolling interest investor	6,817,202	9,047,068
Amount due to related party	1,682,143	1,656,420
Other payables*	663,962	461,258
Taxes payable*	6,362,946	5,577,533
Accrued liabilities*	504,185	485,354
Payable on investment consideration	582,966	582,966
Deferred income taxes*	1,803,240	1,782,786
Deferred revenue	241,193	289,485
Short-term bank borrowing (including VIE short-term borrowing of the consolidated VIEs without recourse to Tri-Tech Holdings of $9,108,192 and $2,754,158 as of June 30, 2013 and December 31, 2012, respectively)*	13,962,011	8,150,041
Total current liabilities	83,997,457	65,119,079
Noncurrent deferred income taxes	3,801,078	3,699,790
Long-term bank borrowings	13,545	17,976
Corporate Bond	7,935,122	7,935,122
Total Liabilities	95,747,202	76,771,967

Equity
Tri-Tech Holding Inc. shareholders' equity
Ordinary shares ($0.001 par value, 30,000,000 shares authorized; 8,274,506 and 8,259,506 shares issued as of June 30, 2013 and December 31, 2012, respectively; 8,253,406 and 8,238,406 shares outstanding as of June 30, 2013 and December 31, 2012, respectively)	8,274	8,259
Additional paid-in-capital	50,354,573	50,119,428
Statutory reserves	2,246,910	2,246,910
Retained earnings	15,337,603	17,038,396
Treasury shares (21,100 shares in treasury as of June 30, 2013 and December 31, 2012, respectively)	(193,750)	(193,750)
Accumulated other comprehensive income	5,774,960	5,086,827
Total Tri-Tech Holding Inc. shareholders' equity	73,528,570	74,306,070
Noncontrolling interests	5,303,848	5,600,029
Total equity	78,832,418	79,906,099
Total Liabilities and Equity	$174,579,620	$156,678,066

*All of the VIEs' assets can be used to settle obligations of their primary beneficiary. Liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets (Note 4).

See notes to consolidated financial statements

TRI-TECH HOLDING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	For The Three Months Ended June 30,
	2013	2012
	(Unaudited)	(Unaudited)
Revenues:
System integration	13,122,252	21,741,770
Hardware products	3,162,365	1,298,764
Total revenues	16,284,617	23,040,534
Cost of revenues
System integration	9,906,489	16,608,958
Hardware products	2,750,880	607,510
Total cost of revenues	12,657,369	17,216,468
Gross profit	3,627,248	5,824,066
Operating expenses:
Selling and marketing expenses	850,551	935,853
General and administrative expenses	2,643,040	3,247,546
Research and development expenses	182,912	11,528
Total operating expenses	3,676,503	4,194,927
(Loss) income from operations	(49,255)	1,629,139
Other expense:
Other income (expense), net	(18,536)	410,889
Interest income	18,903	40,770
Interest expense	(666,891)	(559,158)
Investment gain	-	73,149
Total other expenses	(666,524)	(34,350)
(Loss) income before provision for income taxes	(715,779)	1,594,789
Provision for income taxes	99,644	287,062
Net (loss) income	(815,423)	1,307,727
Less: Net loss attributable to noncontrolling interests	(213,403)	(63,160)
Net (loss) income attributable to Tri-Tech Holding Inc. shareholders	$(602,020)	$1,370,887
Net (loss) income	(815,423)	1,307,727
Other comprehensive income
Foreign currency translation adjustment	985,913	95,884
Comprehensive income	170,490	1,403,611
Less: Comprehensive loss attributable to noncontrolling interests	(111,230)	(56,632)
Comprehensive income attributable to Tri-Tech Holding Inc.	$281,720	$1,460,243
Weighted average number of ordinary shares outstanding:
Basic	8,253,406	8,207,427
Diluted	8,253,406	8,207,427
Net (loss) income attributable to Tri-Tech Holding Inc. shareholders per share are:
Basic	$(0.07)	$0.17
Diluted	$(0.07)	$0.17

See notes to consolidated financial statements

TRI-TECH HOLDING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For The Six Months Ended June 30,
	2013	2012
	(Unaudited)	(Unaudited)
Revenues:
System integration	22,259,410	40,274,432
Hardware products	4,504,035	1,987,414
Total revenues	26,763,445	42,261,846
Cost of revenues
System integration	17,086,875	30,193,175
Hardware products	3,714,629	1,027,105
Total cost of revenues	20,801,504	31,220,280
Gross profit	5,961,941	11,041,566
Operating expenses:
Selling and marketing expenses	1,895,077	1,774,846
General and administrative expenses	5,542,051	6,100,906
Research and development expenses	192,074	80,398
Total operating expenses	7,629,202	7,956,150
(Loss) income from operations	(1,667,261)	3,085,416
Other income (expense ):
Other income	1,168,812	1,083,384
Interest income	29,171	82,544
Interest expense	(1,439,009)	(994,931)
Fair Value change on contingent investment consideration	-	7,000
Investment gain		78,558
Total other income (expenses )	(241,026)	256,555
(Loss) income before provision for income taxes	(1,908,287)	3,341,971
Provision for income taxes	154,393	601,555
Net (loss) income	(2,062,680)	2,740,416
Less: Net loss attributable to noncontrolling interests	(361,887)	(68,596)
Net (loss) income attributable to Tri-Tech Holding Inc. shareholders	$(1,700,793)	$2,809,012
Net (loss) income	(2,062,680)	2,740,416
Other comprehensive income
Foreign currency translation adjustment	753,839	289,237
Compre hensive loss	(1,308,841)	3,029,653
Less: Comprehensive (loss) income attributable to noncontrolling interests	(296,181)	(48,203)

Comprehensive (loss) income attributable to Tri-Tech Holding Inc.	$(1,012,660)	$3,077,856
Weighted average number of ordinary shares outstanding:
Basic	8,252,080	8,194,813
Diluted	8,252,080	8,194,813
Net (loss) income attributable to Tri-Tech Holding Inc. shareholders per share are:
Basic	$(0.21)	$0.34
Diluted	$(0.21)	$0.34

See notes to consolidated financial statements

TRI-TECH HOLDING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Six Months Ended June 30,
	2013	2012
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(2,062,680)	$2,740,416
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Amortization of share-based compensation expense	235,145	530,588
Depreciation and amortization	643,102	582,513
Provision for doubtful accounts	228,656	243,367
Fair value change on contingent investment consideration	-	(7,000)
Loss on disposal of plant and equipment	16,702	-
Gain on investment in joint venture	-	(78,558)
Deferred income taxes	(41,007)	472,578
(Increase) decrease in current assets :
Accounts receivable	(13,284,694)	(3,492,534)
Unbilled revenue	10,491,452	(11,925,515)
Restricted cash	205,683	-
Other current assets	474,278	(907,482)
Inventories	(1,964,231)	1,164,228
Prepaid expenses	(21,095)	(145,032)
Prepayments	(5,575,111)	(3,513,501)
(Increase) decrease in current liabilities :
Accounts payable	592,229	(3,495,129)
Notes payable	-	(871,833)
Cost accrual on projects	753,716	4,560,906
Advance from customers	(232,865)	1,392,326
Other payables	751,897	4,585,357
Taxes payable	398,981	(66,531)
Accrued liabilities	(26,902)	(67,136)
Deferred revenue	(53,387)	-
Net cash used in operating activities	$(8,470,131)	$(8,297,972)
CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash received	-	348,969
Restricted cash related to advance from potential buyers of assets	(8,979,565)	-
Advance from potential buyer of assets	8,979,565
Payment in business acquisition	-	(35,273)
Cash paid on investment consideration	-	(75,159)
Cash acquired from business combination	-	31,336
Cash proceeds from disposal of PPE	27,405	-
Payment to purchase plant and equipment	(108,709)	(205,204)
Cash paid to acquire intangible asset	-	(36,970)
Cash paid for construction in progress	(319,048)	(164,126)
Payment of loan to third-party companies	-	665,885
Collection of loan to third-party companies	-	(423,069)
Net cash (used in) provided by investing activities	$(400,352)	$106,389
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank borrowings	7,518,779	8,538,745
Payment of bank borrowing	(1,925,854)	(1,753,987)
Proceeds from amount due to shareholder	6,491
Proceeds from loan from third-party companies and individuals	5,712,976	215,620
Payment of loan from third-party companies and individuals	(2,125,078)	(379,499)
Proceeds from loan from non-controlling shareholders		776,865
Payment of loan from non-controlling shareholders	(2,898,922)	(1,988,141)
Net cash provided by financing activities	$6,288,392	$5,409,603
EFFECTS OF EXCHANGE RATE CHANGE IN CASH	(9,855)	408,797
DECREASE IN CASH	$(2,591,946)	$(2,373,183)
CASH, beginning of the period	8,098,657	11,935,746
CASH, end of the period	5,506,711	9,562,563
Supplemental disclosure for cash flow information:
Income taxes paid	108,777	154,361
Interest paid on debt	836,104	386,107
Supplemental disclosure for noncash investing activity:
Issued 30,207 and 35,974 ordinary shares as one of the consideration in business combination	-	229,875
Gain on long-term investment to India Joint Venture	-	78,558
Fair value change on contingent consideration payable	-	7,000

See notes to consolidated financial statements

TRI-TECH HOLDING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED STATEMENTS

1.	Company Background

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

RIT currently has sixteen subsidiaries, VIEs and joint venture partnership: (1) Tri-Tech International Investment, Inc. (“TTII”), (2) Tri-Tech (Beijing) Co., Ltd. (“TTB”), (3) Beijing Satellite Science & Technology Co. (“BSST”), (4) Tianjin Baoding Environmental Technology Co., Ltd. (“Baoding”), (5) Tranhold Environmental (Beijing) Tech Co., Ltd. (“Tranhold”), (6) Beijing Yanyu Water Tech Co., Ltd. (“Yanyu”), (7) Tri-Tech Infrastructure LLC, a Delaware limited liability company (“TIS”), (8) Ordos Tri-Tech Anguo Investment Co., Ltd. (“TTA”), (9) Beijing Huaxia Yuanjie Water Technology Co., Ltd (“Yuanjie”), (10) Buerjin Tri-Tech Industrial Co. Ltd. (“Buerjin”), (11) Tri-Tech Infrastructure (India) Pvt., Ltd. (“TII”), (12) Xushui Tri-Tech Sheng Tong Investment Co.,Ltd (“Xushui”), (13)Tri-Tech Beijing Co., Ltd. (Buxar)(“Buxar”), (14) Tri-Tech Beijing Co., Ltd. (Begusarai) (“Begusarai”), (15) Tri-Tech Beijing Co., Ltd. (Hajipur) (“Hajipur”), and (16) Tri-tech India Pvt.,Ltd. (“WOS”). The corporate structure is as follow:

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

2.	Summary of Significant Accounting Policies

Principles of consolidation and basis of presentation

The accompanying consolidated balance sheet as of December 31, 2012, which has been derived from the audited financial statements, and the unaudited interim consolidated financial statements as of June 30, 2013 and for the three and six month   periods ended June 30, 2013 and 2012 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, which are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation. The interim financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of June 30, 2013, and its consolidated results of operations and cash flows for the three and six month  periods ended June 30, 2013 and 2012, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

Restricted Cash

The current restricted cash balance at June 30, 2013 and December 31, 2012 was $14,095,989 and $4,352,443, respectively. The long-term restricted cash balance at June 30, 2013 and December 31, 2012 was $2,582,777 and $3,464,524, respectively. The restricted cash was deposited as collateral in exchange of the issuance of letters of credit. For details, refer to Note 5 of these consolidated financial statements.

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

Translation adjustments amounted to $5,774,960 and $5,086,827 as of June 30, 2013 and December 31, 2012, respectively. The Company translated balance sheet amounts with the exception of equity at June 30, 2013 at RMB6.1807 to US$1.00 and INR59.6320 to US$1.00 as compared to RMB6.3011 to US$1.00 and INR54.8390 to US$1.00 as of December 31, 2012. The Company stated equity accounts at their historical rate. The average translation rates applied to income statement accounts for the three-month period ended June 30, 2013 were RMB6.2065 and INR55.7336 to US$1.00, respectively. The average translation rates applied to income statement accounts for the six-month period ended June 30, 2013 were RMB6.2437 and INR54.9731 to US$1.00, respectively.

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

The Company adopted Financial Accounting Standards Board (“FASB”) accounting standard codification 740 (ASC 740), as of January 1, 2007. The Company recognizes a tax position as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that the Company believes is more than 50% likely to be realized on examination. For tax positions not meeting the “more likely than not” test, the Company does not record it as a tax benefit. The Company also adopts ASC 740 guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. It had no effect on the Company’s financial statements as of June 30, 2013 and December 31, 2012. The Company did not have any significant unrecognized uncertain tax positions as of June 30, 2013 and December 31, 2012.

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

The Company has granted 185,000 warrants to the placement agent in our IPO and to our investor relations consultant. During the first financing after IPO, the Company has also agreed to issue the underwriters a warrant to purchase a number of ordinary shares equal to an aggregate of 10% of the ordinary shares sold in the offering, excluding over-allotments. The warrants will have an exercise price equal to 145% of the offering price. Accordingly, in April 2010, the Company issued 214,275 warrants with an exercise price per share of $20.30. These warrants have an anti-dilutive effect due to the fact that the weighted average exercise price per share of these warrants is higher than the weighted average market price per share of an ordinary share during the quarter ended June 30, 2013. 170,000 warrants had been exercised at a price equal to $8.10 per share as of June 30, 2013. As of June 30, 2013, the Company has granted 1,008,516 options to our key employees, and 93,700 options had been exercised at a price equal to $6.75 per share.

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

Recently Issued Accounting Pronouncements

The FASB has issued Accounting Standards Update (ASU) No. 2013-04 through No. 2013-08. None of the standard is expect to have a material impact on the Company’s consolidated financial position or results of operations.

3.	Business Combinations

In connection with an acquisition made in 2011, the fair value of the contingent consideration as of June 30, 2013 and December 31, 2012 was estimated at $582,966 and $582,966, respectively.

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

TRIT’s VIEs include: Tranhold, Yanyu and BSST. TRIT is involved in each VIE and understands the purpose an d design of these entities. It also performs a significant role in these entities’ ongoing business. It is obligated to absorb losses of the VIE entities as well as benefit from them. Therefore, the VIEs are consolidated in the Company’s consolidated financial statements. These VIEs are continually monitored by the Company to determine if any events have occurred that could cause its primary beneficiary status to change.

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

The total assets and liabilities of our consolidated VIEs as of June 30, 2013 and December 31, 2012 are shown as below, which exclude intercompany balances that are eliminated among the VIEs.

	June 30, 2013	December 31,
	(Unaudited)	2012
ASSETS
Current assets
Cash	$3,215,201	$2,346,543
Restricted cash	6,648,207	521,302
Accounts and notes receivable, net	31,630,563	18,171,800
Unbilled revenue	2,897,769	8,568,681
Other receivables	15,366,871	17,210,742
Inventories	8,128,800	6,741,246
Deposits on projects	1,006,604	1,296,163
Prepayments to suppliers and subcontractors	13,388,573	9,506,484
Total current assets	82,282,588	64,362,961
Long-term unbilled revenue	1,060,633	1,040,367
Plant and equipment, net	615,781	684,067
Intangible assets, net	3,706,137	3,848,986
Total Assets	$87,665,139	$69,936,381
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	7,502,954	7,844,856
Costs accrual on projects	12,053,904	8,650,053
Advance from customers	12,328,749	10,192,513
Loan from third party companies and individual	2,508,073	1,781,717
Other payables	24,301,034	18,539,234
Tax payable	4,095,939	2,865,250
Deferred income taxes	(369,513)	329,899
Short-term bank borrowing	9,108,192	2,754,158
Total current liabilities	71,529,332	52,957,680
Total Liabilities	$71,529,332	$52,957,680

For the three-month period ended June 30, 2013, the financial performance of the VIEs reported in the consolidated statements of operations and comprehensive income/(loss) includes sales of approximately US$10,347,917, cost of sales of approximately US$8,019,390, operating expenses of approximately US$1,859,648 and net income of approximately US$ 335,224.

For the three-month period ended June 30, 2012, the financial performance of the VIEs reported in the consolidated statements of operations and comprehensive income includes sales of approximately US$11,126,084, cost of sales of approximately US$8,703,571, operating expenses of approximately US$1,898,762 and net income of approximately US$ 351,712.

For the six-month period ended June 30, 2013, the financial performance of the VIEs reported in the consolidated statements of operations and comprehensive income/(loss) includes sales of approximately US$16,855,729, cost of sales of approximately US$13,172,768, operating expenses of approximately US$3,921,871 and net loss of approximately US$478,025 .

For the six-month period ended June 30, 2012, the financial performance of the VIEs reported in the consolidated statements of income and comprehensive income includes sales of approximately US$21,896,713, cost of sales of approximately US$17,131,745, operating expenses of approximately US$3,798,806 and net income of approximately US$576,092.

5.	Restricted Cash

As of June 30, 2013, the Company has made deposits totaling $16,678,766, among which $9.0 million is the advanced payment from buyer of the real property in Baoding, and the fund will be used to discharge the pledge on the real property. The others are as collateral in exchange of the issuance of letters of credit. Among these letters of credit, a total of $5,116,424 is with expiration dates within the next 12 months. The remaining balance of $2,582,777 is to expire after June 2014, and is classified under long-term restricted cash.

6.	Accounts and Notes Receivable, Net

Based on the Company’s assessment, management believes the net balance on each balance sheet date herein was collectable. The gross balances and bad debt provisions as of June 30, 2013 and December 31, 2012 are as the following:

	June 30,2013	December 31,
	(Unaudited)	2012
Accounts receivable, gross	$33,520,561	$20,073,881
Less bad debt provision	(1,735,507)	(1,475,771)
Notes receivable	56,628	-
Accounts receivable, net	$31,841,682	$18,598,110

The allowance is based on the age of receivables and a specific identification of receivables considered at risk of collection. The following analysis details the changes in the Company’s allowances for doubtful accounts:

	June 30,2013	December 31,
	(Unaudited)	2012
Balance at beginning of the period	$1,475,771	$619,062
Increase in allowances during the period	259,736	950,302
Write-offs during the period	-	(93,593)
Balance at the end of the period	$1,735,507	$1,475,771

7.	Unbilled Revenue

For revenues accounted for under this account, we expect the amounts to be billed and collected within one year. For those with a bill period longer than one year, we classify them under “Long-term unbilled revenue” on the consolidated balance sheets.

The unbilled revenue as of June 30, 2013 and December 31, 2012 are as the following:

	June 30, 2013	December 31,
	(Unaudited)	2012
Current unbilled revenue	$23,978,677	$27,954,525
Long-term unbilled revenue	45,327,393	51,219,694
Total	$69,306,070	$79,174,219

As of June 30, 2013, $8,089,699 of the current unbilled revenue, and $31,978,553 of the long-term unbilled revenue was related to the Ordos project. As of June 30, 2013, $6,868,987 of the current unbilled revenue was related to India projects, none of the long-term unbilled revenue was related to India projects. The remaining balance was for various other on-going projects. All of the balances are considered collectible.

8.	Other Current Assets

Other current assets consisted of the following:

	June 30,2013	December 31,
	(Unaudited)	2012
Advances to staff	$1,370,801	$1,343,985
Loan to third-party companies	725,144	678,511
Amount due from related parties	252,194	231,843
Rental Deposit	312,211	362,308
Prepaid expenses	425,012	397,550
Other	638,657	811,573
Total	$3,724,019	$3,825,770

Advances to staff were mainly for staff with long term assignment overseas for sales and project related work.

Loans to third-party companies were made for working capital purposes. $500,000 is for short-term of six months with 6% annualized interest rate, and $161,794 is for one year with no interest.

9.	Inventories

Inventories consisted of the following:

	June 30,2013	December 31,
	(Unaudited)	2012
Raw materials	$2,824,392	$2,752,199
Finished goods	1,186,208	910,003
Project work-in-progress	6,420,757	4,796,871
Total	$10,431,357	$8,459,073

The Company reviews its inventory periodically for possible obsolete goods and to determine if any reserves are necessary for potential obsolescence. As of June 30, 2013 and December 31, 2012, the Company determined that no reserves were necessary.

10.	Deposits on Projects

Deposits on Projects consisted of the following:

	June 30, 2013	December 31,
	(Unaudited)	2012
Current:
Contract deposit	$772,038	$867,835
Bidding deposit	421,287	601,715
Total	$1,193,325	$1,469,550

Contract deposits are paid to customers for the promise that the service or products will be properly and timely provided. Bidding deposits are paid as a deposit for project bidding process. All of the deposits will be collected within one year.

11.	Prepayments to suppliers and subcontractors

	June 30, 2013	December 31,
	(Unaudited)	2012
Prepayments to suppliers and subcontractors	$15,553,537	$9,353,490
Total	$15,553,537	$9,353,490

Prepayments to suppliers and subcontractors represent prepayments to the Company’s suppliers for the purchase of equipments for the projects and to the subcontractors for the construction of projects.

12.	Plant and Equipment, Net

Plant and equipment consist of the following:

	June 30,2013	December 31,
	(Unaudited)	2012
Office equipment	$741,209	$646,920
Automobiles	916,893	1,016,529
Furniture and fixtures	455,944	445,740
Buildings	276,796	271,507
Machinery and Equipment	221,104	159,678
Leasehold improvement	238,509	233,952
Total plant and equipment	2,850,455	2,774,326
Less: accumulated depreciation	(1,165,121)	(1,009,542)
Plant and equipment, net	$1,685,334	$1,764,784

The depreciation expense for the quarter ended June 30, 2013 and 2012 amounted to $88,332 and $83,095, respectively.

The depreciation expense for the six months ended June 30, 2013 and 2012 amounted to $175,504 and $154,638, respectively.

13.	Construction in Progress

The construction in progress account captures primarily the balance of construction in progress for the Company’s Baoding research, development and production base in Baodi, Tianjin area. As of June 30, 2013, the construction in progress of the Baoding facility totaled at $5,746,914.

14.	Intangible Assets, Net

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

All the intangible assets have definite lives, and are amortized on a straight-line basis over their expected useful economic lives. The original costs and accumulated amortization as of June 30, 2013 and December 31, 2012 are as follows:

	June 30,2013	December 31,
	(Unaudited)	20112
Patents	$2,192,093	$2,150,207
Software	2,934,943	2,878,862
Customer list	1,293,804	1,280,356
Land use right	5,835,504	5,724,001
Know-how	1,228,774	1,218,479
Contract backlog	59,863	58,719
Total intangible assets	13,544,981	13,310,624
Less accumulated amortization	(2,860,191)	(2,407,692)
Intangible assets, net	$10,684,790	$10,902,932

The amortization expense for the quarter ended June 30, 2013 and 2012 amounted to $129,110 and $213,936, respectively.

The amortization expense for the six months ended June 30, 2013 and 2012 amounted to $258,221 and $427,875, respectively.

The amortization expense for the following five years and thereafter is expected to be as follows:

For the Years Ended December 31,	Amount
Remainder of 2013	$412,054
2014	823,419
2015	823,419
2016	613,498
2017	564,331
Thereafter	7,448,069
Total	$10,684,790

15.	Investment in Joint Venture

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

16.	Accounts Payable and Costs Accrual on Projects

This account contains the accounts payable to suppliers and accruals of costs incurred in the projects in accordance with the percentage of completion method.

Accounts payable and project accruals based on progress consisted of the following:

	June 30, 2013	December 31,
	(Unaudited)	2012
Accounts payable	$6,669,304	$5,890,511
Costs accrual on projects	24,071,455	23,637,751
Total	$30,740,759	$29,528,262

Of the total costs accrual on projects, $7,174,206 was related to the India projects for the period ended June  30, 2013, which contributed the most to the ending balance. The remaining balance was for various other on-going projects.

17.	Advance from Potential Buyer of Assets

The company entered into a cooperation agreement with Tianjin Baodi Economic Development Zone Government (the “buyer”) on April 26, 2013, planning to sell its real property in Baoding for an acquisition price for approximately $18.7 million. The carrying value of the assets for sale amounts to approximately $18.7 million, including land use right of approximately $5.5 million, construction in progress of approximately $5.7 million, prepayments of approximately $1.1 million, committed contract of approximately $6.2 million and along with other operation expense.

In connection of the asset sale in Baoding, the Company received approximately $9.0 million as the first payment from the buyer by June 30, 2013, and has been investigating the possibility of repaying its $7.9 million corporate bond with this fund. The assets subject to sales are pledged as the collateral to the $7.9 million corporate bond and there are restrictions to the sales of assets due to the fact that the bond subscription agreement didn’t anticipate a redemption prior to maturity and related restrictions on the bond guarantee agreement. Consequently, a meeting among the Company, the underwriter, the bond purchasers and overseeing authorities has been scheduled on 15 August, 2013 to decide whether the bond shall be redeemed prior to maturity. Due to this reason, the assets are not available for immediate sale in its present condition, and thus the Company did not classify them as held for sale for the period ended June 30, 2013.

18.	Loans from Third-party Companies and Individuals

The loans from third-party companies and individual as of June 30, 2013 and December 31, 2012 were:

	June 30, 2013	December 31,
	(Unaudited)	2012
Nuwell Asia Limited	$200,000	$500,000
Lin Bin	1,150,000	1,150,000
Beijing Liyuanshida Technology Co., Ltd	5,945,162	2,968,941
Xuzhou Weisi water technology co., LTD	-	643,697
Beijing Sridi Technology Co., Ltd	-	325,584
China automation control co., LTD	50,285	241,345
Loan from employees	2,072,803	-
Other	796,146	571,092
Total	$10,214,396	$6,400,659

The interest rate of loan from Beijing Liyuanshida Technology Co., Ltd and Lin Bin is 0% and 2.0% respectively. The interest rate of loan from employees is 1.5% and with the term range from 3 to 12 months. All loans are payable on demand except loan from employees.

The interest expense was $159,594 and $45,000 for the three-month ended June 30, 2013 and 2012, respectively. The interest expense was $185,117 and $74,305 for the six-month ended June 30, 2013 and 2012, respectively.

19.	Amounts Due to Related Party

Amounts due to related party as of June 30, 2013 and December 31, 2012 were:

	June 30, 2013	December 31,
	(Unaudited)	2012
Gavin Cheng (Shareholder / CEO)	$510,850	$510,850
Warren Zhao (Shareholder)	980,471	955,500
Peter Dong (Shareholder / COO)	161,794	158,702
Others	29,028	31,368
Total	$1,682,143	$1,656,420

The amounts due to shareholders, originally due in November 2012, were extended to November 31, 2013. The monthly interest rate was 1%.

20.	Amount Due to Noncontrolling Interest Investor

The amount due to noncontrolling interest investor as of June 30, 2013 and December 31, 2012 were:

	June 30, 2013	December 31,
	(Unaudited)	2012
Principal	$4,407,268	$7,354,271
Interest payable to noncontrolling interest investor	2,409,934	1,692,797
Total	$6,817,202	$9,047,068

The amount due to noncontrolling interest investor, $4,407,268, was the principal amount for short-term loan from the minority interest investor from TTA. The monthly interest rate is 1.5%, with terms ranging from 1 month to 12 months. The purpose of this short-term loan was mainly to reduce temporary operational cash pressure.

The noncontrolling interest investor interest expenses for the three months ended June 30, 2013 and 2012 were $197,503 and $ 289,660, respectively.

The noncontrolling interest investor interest expenses for the six months ended June 30, 2013 and 2012 were $522,469 and $ 549,011, respectively.

21.	Other Payables

Other payables were non-project related as shown below:

	June 30,2013	December 31,
	(Unaudited)	2012
Corporate bond interest payable	$281,951	$130,745
Others	382,011	330,513
Total	$663,962	$461,258

22.	Taxes Payable

	June 30,2013	December 31,
	(Unaudited)	2012
Value-added tax payable	4,498,243	3,539,608
Business tax payable	1,331,574	1,493,704
Individual income tax payable	21,852	19,753
Income tax payable	1,128	87,189
Others	510,149	437,279
Total	$6,362,946	$5,577,533

The amount others includes various taxes and surcharges charged from local Tax Bureau.

23.	Corporate Bond

On September 26, 2012, TTB issued Bonds worth an aggregate of RMB 50 million (approximately $7.94 million). The Bonds were issued to sophisticated investors including financial institutions, secured by pledging the land use right and buildings of Baoding, and will be traded on an inter-bank bond market. The Bonds have a term of three years and carry an interest rate of 6.2%. Interest is paid annually on September 21. In connection of the asset sale in Baoding, the Company has been investigating the possibility of repaying the corporate bond with this fund, and a meeting among the Company, the underwriter, the bond purchasers and overseeing authorities has been scheduled on 15 August, 2013 to decide whether the bond shall be redeemed prior to maturity.

The corporate bond interest expenses for the three months ended June 30, 2013 and 2012 were $124,527 and nil, respectively.

The corporate bond interest expenses for the six months ended June 30, 2013 and 2012 were $246,273 and nil, respectively.

24.	Bank Borrowings

The table below presents the bank borrowing interest rates and the amount borrowed as of June 30, 2013 and December 31, 2012.

Bank Name	Annual Interest Rate	Terms		As of June 30, 2013 (Unaudited)	As of December 31, 2012
Citic Bank	7.800%	2012-12-6	2013-12-6	$4,853,819	$4,761,073
Bank of Hangzhou	7.872%	2012-3-20	2013-3-19	-	634,810
Bank of Hangzhou	7.872%	2012-4-19	2013-4-18	-	36,406
Bank of Hangzhou	7.216%	2012-4-28	2013-4-26	-	337,216
China Merchants Bank	7.200%	2012-8-31	2013-8-31	1,175,617	1,946,666
Bank of Hangzhou	6.442%	2013-1-3	2014-1-4	589,739	-
China Merchants Bank	7.135%	2013-3-16	2014-2-15	808,970	-
Industrial and Commercial Bank of China	6.420%	2013-1-31	2013-7-30	1,836,362	-
Bank of Hangzhou	6.000%	2013-4-1	2014-3-30	647,176	-
Industrial and Commercial Bank of China	6.000%	2013-6-27	2014-6-26	1,617,940	-
China Merchants Bank	7.200%	2012-8-31	2013-8-30	442,322	433,870
Industrial and Commercial Bank of China	5.880%	2013-3-15	2013-9-13	970,764	-
Industrial and Commercial Bank of China	5.600%	2013-6-25	2013-12-24	1,019,302	-
Total short-term bank borrowings				$13,962,011	$8,150,041
ICICI BANK LTD. (Scorpio)	11.990%	2012-5-1	2016-4-30	7,605	9,460
ICICI BANK LTD. (VENTO)	12.250%	2012-1-15	2015-1-14	5,940	8,516
Total long-term bank borrowings				$13,545	$17,976

The Company repaid $486,046 of the bank borrowings during the three-month period ended June 30, 2013. The bank loan from Citic Bank in the amount RMB30 million (US$4,853,819) was guaranteed by Mr. Peter Dong, Mr. Gavin Cheng, Mr. Phil Pan and Mr. Warren Zhao, and secured by pledging of accounts receivable from the Ordos Project. All of the remaining bank borrowings are credit loans.

25.	Income Taxes

We are subject to income taxes on the entity level for income arising in or derived from the tax jurisdictions in which each entity is domiciled. According to the New Enterprise Income Tax Law (“NEITL”) in China, the unified Enterprise Income Tax rate is 25%. However, five of our eight subsidiaries and VIEs in China are subject to certain favorable tax policies as high-tech companies. The effective income tax rate for the three-month period ended June 30, 2013 was -14%.

The applicable statutory tax rate for our subsidiaries in India is 42.024%. The Company has not recorded tax provision for U.S. tax purposes as it has no profits arising in or derived from the United States and intends to reinvest accumulated earnings in its PRC operations.

The applicable statutory tax rates for our subsidiaries and VIEs in the PRC are as follows:

	Three Months Ended June 30, (Unaudited)
	2013	2012
TTB	15%	15%
BSST	15%	15%
Yanyu	15%	15%
Tranhold	25%	25%
TTA	25%	25%
Baoding	15%	15%
Yuanjie	15%	15%
Buerjin	25%	25%
Xushui	25%	25%
Consolidated Effective Income Tax Rate	-14%	18%

	Six Months Ended June 30, (Unaudited)
	2013	2012
TTB	15%	15%
BSST	15%	15%
Yanyu	15%	15%
Tranhold	25%	25%
TTA	25%	25%
Baoding	15%	15%
Yuanjie	15%	15%
Buerjin	25%	25%
Xushui	25%	25%
Consolidated Effective Income Tax Rate	-8%	18%

The provision  for income tax expense (benefit) from operations consists of the following:

	Three Months Ended June 30,
	(Unaudited)
	2013	2012
Current:
Overseas	-	72,989
PRC	$-	$-
Deferred:
Overseas	(14,026)	-
PRC	113,670	214,073
Total income tax expense	$99,644	$287,062

	Six Months Ended June 30,
	(Unaudited)
	2013	2012
Current:
Overseas	-	72,989
PRC	$-	$-
Deferred:
Overseas	(28,050)	-
PRC	182,443	528,566
Total income tax expense	$154,393	$601,555

Significant components of the Company’s deferred tax liabilities are as follows:

	June 30, 2013	December 31, 2012
	(Unaudited)	(Audited)
Current:
Deferred tax liabilities:
Revenue recognition based on percentage of completion	1,803,240	1,782,786
Total net deferred tax liabilities	$1,803,240	$1,782,786
Long-term:
Deferred tax liabilities:	-	-
Revenue recognition based on percentage of completion	394,304	435,314
Intangible assets valuation in business combination	3,406,774	3,264,476
Total net deferred tax liabilities	$3,801,078	$3,699,790

Income tax reconciliation for the three months ended June 30, 2013 and 2012 are as follows:

	Three Months Ended June 30,
	2013	2012
	(Unaudited)	(Unaudited)
PRC federal statutory tax rate	25%	25%
Taxable (loss) income	$(715,779)	$1,594,789
Computed expected income tax expense	(178,945)	398,697
Effect of different tax rates	(66,072)	(111,635)
Effect of operation loss	344,661	-
Nondeductible items	-	-
Income tax expense	$99,644	$287,062

	Six Months Ended June 30,
	2013	2012
	(Unaudited)	(Unaudited)
PRC federal statutory tax rate	25%	25%
Taxable (loss) income	$(1,908,287)	$3,341,971
Computed expected income tax expense	(477,072)	835,493
Effect of different tax rates	(106,019)	(233,938)
Effect of operation loss	711,442	-
Nondeductible items	26,042	-
Income tax expense	$154,393	$601,555

26.	Warrants

As of June 30, 2013 and December 31, 2012, the Company has 229,274 warrants outstanding for ordinary shares. None of these warrants were exercised by June 30, 2013. During the quarter ended June 30, 2013 and 2012, the Company recorded no warrant expenses as general and administrative expenses.

During the six month ended June 30, 2013 and 2012, the Company recorded no warrants as general and administrative expense.

27.	Options Issued to Employees

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

The fair value of options on the grant-date of September 9, 2009 was $3.53 per share, which was estimated by using the Black-Scholes Model. The total fair value of the options was $1,855,015. 313,500 and 210,200 options were vested as of June 30, 2013 and December 31, 2012, respectively. 93,700 and 93,700 options were exercised as of June 30, 2013 and December 31, 2012, respectively. A total of 9,000 and 9,000 options were forfeited as of June 30, 2013  and December 31, 2012, respectively.

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

Also in connection with the 2011 Plan, on June 4, 2012, TRIT granted 23,000 share options with an exercise price equal to $4.45 to its senior management, out of which half was vested on December 31, 2012 and 2013, respectively. The fair value of options per share on the grant-date of June 4, 2012 was $2.07, estimated by using the Binominal Model. Valuation assumptions used in the Binominal option pricing model for options issued include (1) discount rate of 3.15% based upon China Sovereign Bonds yields in effect at the time of the grant, (2) expected volatility of 45%, (3) life of options of 10.6 years, and (4) zero expected dividends. The total fair value of the options was $47,610.

Also in connection with the 2011 Plan, on September 17, 2012, TRIT granted 10,000 share options with an exercise price equal to $3.77 to its directors, out of which half was vested on September 18, 2012 and 2013, respectively. The fair value of options per share on the grant-date of September 17, 2012 was $1.68, estimated by using the Binominal Model. Valuation assumptions used in the Binominal option pricing model for options issued include (1) discount rate of 2.41% based upon China Sovereign Bonds yields in effect at the time of the grant, (2) expected volatility of 46%, (3) life of options of 10 years, and (4) zero expected dividends. The total fair value of the options was $16,800.

The option compensation expenses recognized were $96,954 and $439,675 for three months ended June 30, 2013 and 2012, respectively.

The following table summarizes the outstanding options, related weighted average fair value and life information as of June 30, 2013.

Options Outstanding				Options Exercisable
Range of Exercise Price Per Share	Number outstanding as of June 30,2013	Weighted Average Fair Value	Weighted average Remaining Life (Years)	Number Exercisable as of June 30,2013	Weighted Average Exercise Price
$2.75 - $7.63	893,312	$2.32	5.91	677,316	$5.93

A summary of option activity under the employee share option plan as of June 30, 2013 and 2012, and changes during the periods then ended is presented below:

Options	Number of shares	Exercise Price	Remaining Life(Years)	Aggregated Intrinsic Value
Outstanding as of January 01, 2013	893,312	$5.93	6.41	$-
Granted during the period	-	-	-	-
Exercised during the period	-	-	-	-
Forfeited during the period	-	-	-	-
Outstanding as of June 30, 2013	893,312	$5.93	5.91	$-

Options	Number of shares	Exercise Price	Remaining Life(Years)	Aggregated Intrinsic Value
Outstanding as of January 01, 2012	426,400	$6.75	2.69	$-
Granted during the period	450,016	7.63	9.73	-
Exercised during the period	-	-	-	-
Forfeited during the period	(3,600)	6.75	2.57	-
Outstanding as of June 30, 2012	872,816	$7.20	6.32	$-

A summary of unvested options under the employee share option plan as of June 30, 2013 and 2012, and changes during the periods then ended is presented below:

Options	Number of Shares	Fair Value
Unvested as of January 01, 2013	437,004	$2.32
Granted during the period	-	-
Vested during the period	-	-
Forfeited during the period	-	-
Unvested as of June 30, 2013	437,004	$2.32
Expected to vest thereafter	437,004	$2.32

Options	Number of Shares	Fair Value
Unvested as of January 01, 2012	309,900	$3.53
Granted during the period	-	-
Vested during the period	-	-
Forfeited during the period	(3,600)	-
Unvested as of June 30, 2012	306,300	$3.53
Expected to vest thereafter	306,300	$3.53

28.	Net (Loss) Income per Ordinary Share

The following table presents a reconciliation of basic and diluted net (loss) income per share:

	Three months ended June 30,
	2013	2012
	(Unaudited)	(Unaudited)
Net income attributable to Tri-Tech Holding Inc	$(602,020)	$1,370,887
Weighted-average shares of ordinary share used to compute basic net income per share	8,253,406	8,207,427
Effect of dilutive ordinary share equivalents:
Dilutive effect of warrants	-	-
Dilutive effect of employee stock options	-	-
Shares used in computing diluted net income per ordinary share	8,253,406	8,207,427
Basic net income per ordinary share	$(0.07)	$0.17
Diluted net income per ordinary share	$(0.07)	$0.17

	Six months ended June 30,
	2013	2012
	(Unaudited)	(Unaudited)
Net income attributable to Tri-Tech Holding Inc	$(1,700,793)	$2,809,012
Weighted-average shares of ordinary share used to compute basic net income per share	8,252,080	8,194,813
Effect of dilutive ordinary share equivalents:
Dilutive effect of warrants	-	-
Dilutive effect of employee stock options	-	-
Shares used in computing diluted net income per ordinary share	8,252,080	8,194,813
Basic net income per ordinary share	$(0.21)	$0.34
Diluted net income per ordinary share	$(0.21)	$0.34

All warrants and options have anti-dilutive effect due to the fact that the weighted average exercise price per share of these warrants and options are higher than the weighted average market price per share of ordinary shares during the three and six months ended June 30, 2013.

29.	Certain Significant Risks and Uncertainty

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

The Company has three customers who represented 13%, 12% and 11% of the Company’s revenue for the quarter ended June 30, 2013, respectively. The Company has one customer who represented over 10%  of the Company’s revenue for the six months ended June 30, 2013.

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

30.	Commitments and Contingencies

Operating Leases

As of June 30, 2013, the Company had commitments under certain operating leases, requiring annual minimum rentals as follows:

For the Years Ended December 31,	Amount
Remainder of 2013	$323,393
2014	852,508
2015	448,015
2016	239,012
Total	$1,862,928

The leased properties are principally located in the PRC and are used for administration and research and development purposes. The terms of these operating leases vary from one to five years. Pursuant to the contracts, when they expire, we have the rights to extend them with new negotiated prices. Rental expenses were $254,380 and $279,806 for the quarter ended June 30, 2013 and 2012, respectively.

Capital Commitment

In relation to the construction of our research, development and production base in Baodi, Tianjin, the Company committed to pay the construction suppliers an approximate amount of $6.5 million  in September 2013 for the undergoing contracts.

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

For the Three Months Ended June 30, 2013 and 2012(Unaudited)
	Segment 1		Segment 2		Segment 3		Total
	2013	2012	2013	2012	2013	2012	2013	2012
Revenues	$2,309,189	8,354,428	4,324,518	8,436,000	9,650,910	6,250,106	16,284,617	23,040,534
Cost of revenues	1,444,131	6,327,955	3,379,855	6,089,299	7,833,383	4,799,214	12,657,369	17,216,468
Operating expenses:
Selling and Marketing Expenses	315,617	222,521	359,269	457,484	175,665	255,848	850,551	935,853
General and Administrative Expenses	1,197,756	1,389,852	495,732	908,000	949,552	949,694	2,643,040	3,247,546
Research and Development	107,025	6,167	0	5,361	75,887	-	182,912	11,528
Total operating expenses	1,620,398	1,618,540	855,001	1,370,845	1,201,104	1,205,542	3,676,503	4,194,927
Other income (expenses), net	(521,197)	100,754	(90,022)	(21,326)	(55,305)	(113,778)	(666,524)	(34,350)
Income (loss) before income taxes	$(1,276,537)	508,687	(360)	954,530	561,118	131,572	$(715,779)	1,594,789

For the Six Months Ended June 30, 2013 and 2012(Unaudited)
	Segment 1		Segment 2		Segment 3		Total
	2013	2012	2013	2012	2013	2012	2013	2012
Revenues	$4,235,869	16,761,401	9,404,915	14,690,590	13,122,661	10,809,855	26,763,445	42,261,846
Cost of revenues	2,929,217	12,252,219	7,305,537	10,610,453	10,566,750	8,357,608	20,801,504	31,220,280
Operating expenses:
Selling and Marketing Expenses	611,340	448,147	841,328	883,774	442,409	442,925	1,895,077	1,774,846
General and Administrative Expenses	2,633,114	2,920,267	1,106,247	1,530,294	1,802,690	1,650,345	5,542,051	6,100,906
Research and Development	116,187	11,918	0	68,480	75,887	-	192,074	80,398
Total operating expenses	3,360,641	3,380,332	1,947,575	2,482,548	2,320,986	2,093,270	7,629,202	7,956,150
Other income (expenses), net	10,826	448,169	(164,768)	(62,242)	(87,084)	(129,372)	(241,026)	256,555
Income (loss) before income taxes	$(2,043,163)	1,577,019	(12,965)	1,535,347	147,841	229,605	$(1,908,287)	3,341,971

Assets by Segment

The Company evaluates its assets by segment to generate information needed for internal control, resource allocation and performance assessment. This information also helps management to establish a basis for asset realization, determine insurance coverage, assess risk exposure, and meet requirements for external financial reporting.

Segment assets of the Company are as follows:

Segment Assets	Segment 1	Segment 2	Segment 3	Total
As of June 30, 2013	$83,320,551	$38,784,285	$52,474,784	$174,579,620
As of December 31, 2012	$89,062,709	$30,058,569	$37,556,788	$156,678,066

32.	Subsequent Event

The Board of Directors authorizes the issuance of ordinary shares worth, in the aggregate, $302,406.58 to seller of J&Y, James Schwartz. A total of 196,368 ordinary shares shall be issued, such number being equal to $302,406.58 divided by a closing price of $1.54 per share on the date the Board of Directors electronically consented to such issuance, July 19, 2013.

