Form 10-Q
period 2013-09-30
Tri-Tech Holding, Inc.
filed 2013-11-19
CIK 1460801

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

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

The Company is authorized to issue 30,000,000 ordinary shares, $0.001 par value per share. As of November 19, 2013, the Company has 8,449,774  ordinary shares outstanding, excluding 21,100 treasury shares.

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

Principal Products, Services and Their Markets

The Company operates in three segments: (i) Water, Wastewater Treatment and Municipal Infrastructure (“WWTM”), (ii) Water Resource Management System and Engineering Services (“WRME”), and (iii) Industrial Pollution Control and Safety (“IPCS”). Through its subsidiaries, variable interest entities (“VIE”) and joint venture partnership, the Company:

•	Provides proprietary and third-party products, integrated systems and other services for the purposes of water resource monitoring, development, utilization and protection;
•	Designs water works and customized facilities for reclaiming and reusing water and sewage treatment for China’s municipalities;
•	Designs mechanical vapor compression (“MVC”) systems for seawater desalination and industrial zero liquid discharge (“ZLD”);
•	Designs systems that track natural waterway levels for flood and drought control, monitor groundwater quality, manage water resources and irrigation systems; and
•	Provides systems for volatile organic compound (“VOC”) abatement, odor control, water and wastewater treatment, water recycling facilities design, project engineering, procurement and construction for petroleum refineries, petrochemical and power plants as well as safe and clean production technologies for oil and gas field exploration and pipelines.

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

The Company obtained several contracts with a billing cycle of over three years in the past two years. The discounted revenues from those contracts are recorded and the discount rate is the 3-year nominal interest rate of 6.15%, set by the People’s Bank of China, China’s central bank. For the contract where a discount rate is specified, such specified rate is applied. These projects are funded by local governments with central government project appropriations, so the Company does not ascribe any collection risk to such projects.

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

Recently Issued Accounting Pronouncements

The FASB has issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force). The amendments in this ASU state that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The adoption of this standard is not expected to have a material impact on the consolidated financial position and results of operations.

Revenues by Segment

During the three months ended September 30, 2013, Segment 1 contributed 14.2% of the total revenues; Segment 2 contributed 50.8%; and Segment 3 contributed the remaining 35.0%. During the nine months ended September 30, 2013, Segment 1 contributed 15.4% of the total revenues; Segment 2 contributed 39.1%; and Segment 3 contributed the remaining 45.5%.

The following table provides revenue percentage for each segment and category for the three months ended September 30, 2013.

	Three Months Ended September 30, 2013
	Segment 1:	%	Segment 2:	%	Segment 3:	%	Total:	%
System Integration	$1,293,335	100.0%	$3,089,279	66.8%	$3,134,109	98.3%	$7,516,723	82.6%
Hardware Products	$-	-	$1,532,671	33.2%	$53,035	1.7%	$1,585,706	17.4%
Total Revenues	$1,293,335	100.0%	$4,621,950	100.0%	$3,187,144	100.0%	$9,102,429	100.0%

The following table provides revenue percentage for each segment and category for the nine months ended September 30, 2013.

	Nine Months Ended September 30, 2013
	Segment 1:	%	Segment 2:	%	Segment 3:	%	Total:	%
System Integration	$5,529,204	100.0%	$10,556,409	75.3%	$13,690,520	83.9%	$29,776,133	83.0%
Hardware Products	$-	-	$3,470,456	24.7%	$2,619,285	16.1%	$6,089,741	17.0%
Total Revenues	$5,529,204	100.0%	$14,026,865	100.0%	$16,309,805	100.0%	$35,865,874	100.0%

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

The following table provides backlog by segments for as of September 30, 2013 and December 31, 2012, respectively.

	September 30, 2013		December 31, 2012
	USD Million	% of Total Backlog	USD Million	% of Total Backlog	% Change
Segment 1:	34.2	65.8%	38.7	64.4%	(11.7)%
Segment 2:	6.1	11.7%	6.7	11.1%	(9.4)%
Segment 3:	11.7	22.5%	14.7	24.5%	(20.5)%
Total	52.0	100.0%	60.1	100.0%	(13.6)%

Pipeline represents the values of projects we have been actively pursuing. The pipeline as of September 30, 2013 and December 31, 2012 was as below:

	September 30, 2013		December 31, 2012
	USD Million	% of Total Pipeline	USD Million	% of Total Pipeline	% Change
Segment 1:	17.3	51.0%	50.7	57.6%	(65.9)%
Segment 2:	2.3	6.8%	2.5	2.8%	(7.2)%
Segment 3:	14.3	42.1%	34.8	39.5%	(59.0)%
Total	33.9	100.0%	88.0	100.0%	(61.5)%

Having a dynamic nature, the values of secured projects move from pipeline into backlog and backlog to revenue based on percentage of completion, sometimes simultaneously. The backlog decreased by 13.6% from December 31, 2012 to September 30, 2013, because of the projects’ progress in the third quarter of 2013. Being more rigorous in project selection, the Company narrowed down the number of candidate projects, so the pipeline declined significantly.

Review of Strategies

In the third quarter, the Company maintained on its course to improve the productivity of the employees, the efficiency of the management, and cash flows from operations. We revised the employee compensation structure to tie wages even more clearly to achievement of assigned goals. We simplified the chain of command and workflow to reduce the number of steps required to make and implement business decisions. We reduced headcount and consolidated compatible business units. We overhauled the project selection criteria to avoid projects with unacceptable uncertainties or unfavorable payment terms in order to control sales related costs and to ease pressures on cash flows.

Customers and Marketing/Distribution Methods

The Company has one customer who represented 11% of the Company’s revenue for the quarter ended September 30, 2013. The Company has no customer who represented over 10% of the Company’s revenue for the nine months ended September 30, 2013. Although we are dependent on our large clients to a certain degree, we believe that collectability of accounts receivables is relatively secure because our client base consists primarily of government agencies or large state-owned enterprises.

Employees

As of September 30, 2013, the Company had 345 full-time and no part-time employees, of whom 63 focused on projects. Of all employees 34% were in technical services, 15% were in sales, 11% were in manufacturing, 9% were in research and development, 10% were in accounting and finance, and the remaining 20% were in general and administrative services. In wake of the Company’s financial performance, further downsizing and business consolidation can be expected.

Results of Operations

Overview for the Three and Nine Months Ended September 30, 2013 and 2012

Key metrics for the third quarter of 2013 include the following:

•	Total revenues were $9,102,429 in the third quarter of 2013, a decrease of 49.8% from $18,146,811 in the same period of 2012.
•	Total cost of revenues decreased by 49.9%, from $13,481,731 in the third quarter of 2012 to $6,756,019 in the third quarter of 2013.
•	Total operating expenses were $4,905,573 for the third quarter of 2013, a decrease of 0.8%, compared with the amount in the same period of 2012.
•	Operating loss was $2,559,163 in the third quarter of 2013, compared with operating loss of $281,627 in the third quarter of 2012, representing 37.9% and 2.1% of total revenues in the third quarter of 2013 and 2012, respectively.
•	Net loss attributable to TRIT for the third quarter of 2013 and net loss attributed to TRIT in the same period of 2012 were $1,230,576 and $677,022, respectively.

The following are the operating results for the three months ended September 30, 2013 and 2012:

	Three Months Ended September 30, 2013 ($)	% of Sales	Three Months Ended September 30, 2012 ($)	% of Sales	Change ($)	Change (%)
Revenue	9,102,429	100.0%	18,146,811	100.0%	(9,044,382)	(49.8)%
Cost of Revenues	6,756,019	74.2%	13,481,731	74.3%	(6,725,711)	(49.9)%
Selling and Marketing Expenses	611,776	6.7%	1,031,607	5.7%	(419,831)	(40.7)%
General and Administrative Expenses	4,093,434	45.0%	3,908,027	21.5%	185,407	4.7%
Research and Development Expenses	200,363	2.2%	7,074	0.0%	193,289	2,732.4%
Total Operating Expenses	4,905,573	53.9%	4,946,707	27.3%	(41,135)	(0.8)%
Operating Loss	(2,559,163)	(28.1)%	(281,627)	(1.6)%	(2,277,536)	808.7%
Other Income (Expenses)	1,179,768	13.0%	(583,571)	(3.2)%	1,763,338	(302.2)%
Loss before Provision for Income Taxes	(1,379,395)	(15.2)%	(865,198)	(4.8)%	(514,198)	59.4%
Provision for Income Taxes	64,385	0.7%	-	0.0%	64,384	6,438,400.0%
Net Loss	(1,443,780)	(15.9)%	(865,198)	(4.8)%	(578,582)	66.9%
Less: Net Loss Attributable to Noncontrolling Interests	(213,204)	(2.3)%	(188,176)	(1.0)%	(25,028)	13.3%
Net Loss Attributable to TRIT	(1,230,576)	(13.5)%	(677,022)	(3.7)%	(553,554)	81.8%

Key metrics for the nine months ended September 30, 2013 include the following:

•	Total revenues were $35,865,874 for the nine months ended September 30, 2013, a decrease of 40.6% from $60,408,657 in the same period of 2012.
•	Total cost of revenues decreased by 38.4%, from $44,702,011 for the nine months ended September 30, 2012 to $27,557,523 for the nine months ended September 30, 2013.

•	Total operating expenses were $12,534,775 for the nine months ended September 30, 2013, a decrease of 2.9%, compared with the amount in the same period of 2012.
•	Operating loss was $4,226,424 for the nine months ended September 30, 2013, compared with operating income of $2,803,789 for the nine months ended September 30, 2012, representing 46.4% and 15.5% of total revenues for the nine months ended September 30, 2013 and 2012, respectively.
•	Net loss attributable to TRIT for the nine months ended September 30, 2013 and net income attributed to TRIT in the same period of 2012 were $2,931,369 and $2,131,990, respectively.

The following are the operating results for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30, 2013 ($)	% of Sales	Nine Months Ended September 30, 2012($)	% of Sales	Change ($)	Change (%)
Revenue	35,865,874	100.0%	60,408,657	100.0%	(24,542,783)	(40.6)%
Cost of Revenues	27,557,523	76.8%	44,702,011	74.0%	(17,144,488)	(38.4)%
Selling and Marketing Expenses	2,506,853	7.0%	2,806,453	4.6%	(299,600)	(10.7)%
General and Administrative Expenses	9,635,485	26.9%	10,008,932	16.6%	(373,447)	(3.7)%
Research and Development Expenses	392,437	1.1%	87,472	0.1%	304,965	348.6%
Total Operating Expenses	12,534,775	34.9%	12,902,857	21.4%	(368,082)	(2.9)%
Operating (Loss) Income	(4,226,424)	(11.8)%	2,803,789	4.6%	(7,030,213)	(250.7)%
Other Income (Expenses)	938,742	2.6%	(327,016)	(0.5)%	1,265,758	(387.1)%
(Loss) Income before Provision for Income Taxes	(3,287,682)	(9.2)%	2,476,773	4.1%	(5,764,455)	(232.7)%
Provision for Income Taxes	218,778	0.6%	601,555	1.0%	(382,777)	(63.6)%
Net Income	(3,506,460)	(9.8)%	1,875,218	3.1%	(5,381,678)	(287.0)%
Less: Net Loss Attributable to Noncontrolling Interests	(575,091)	(1.6)%	(256,772)	(0.4)%	(318,319)	124.0%
Net (Loss) Income Attributable to TRIT	(2,931,369)	(8.2)%	2,131,990	3.5%	(5,063,359)	(237.5)%

Revenues

Our total revenues for the third quarter of 2013 were $9,102,429, a decrease of 49.8%, compared with the amount for the same period last year. This decrease is primarily attributable to the Ordos and India projects. Revenue from the Ordos project decreased from $1,847,272 for the three months period ended September 30, 2012 to $0 in the same period 2013 because the project was primarily completed. The India projects didn’t recognize revenue in the third quarter of 2013, mainly because of the client received India government permissions late. Redesigns per the client’s request and the recent raining seasons also contributed to slower than expected implementation. In the same period of 2012, the India projects recognized revenue of $4.1 million. We expect there will be project progress in the fourth quarter of 2013 or next year. In order to reduce cash flow pressures, we evaluated the projects we planned to bid on and elected not to bid on domestic BT projects, which typically require significant investments and feature slower client payment periods.

For the nine months ended September 30, 2013, total revenues reached $35,865,874, a decrease of 40.6%, compared with the amount for the same period last year. System integration constituted 83.0% of the total revenue. Hardware product sales revenue constituted the remaining 17.0%. The nine-month decrease was mainly due to the Company’s shift away from BT projects and the progress in Ordos project and the India projects.

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

Total cost of revenues was $6,756,019 for the third quarter of 2013, a decrease of 49.9% from $13,481,731 in the third quarter of 2012. Based on the approximately same gross margin, the decrease of cost was mainly caused by the decrease of revenue and increases in raw materials and labor costs.

Total cost of revenues was $27,557,523 for the first nine months of 2013, a decrease of 38.4% from $44,702,011 in the third quarter of 2012. Based on the decline of the gross margin, the decrease of nine months cost was also mainly caused by the decrease of revenue.

Our gross margin increased from 25.7% in the third quarter of 2012 to 25.8% in the third quarter of 2013. The slight increase was attributed to our selection in projects and the improvement of project implementations.

Our gross margin decreased from 26.0% for the nine months ended of 2012 to 23.2% in the same period 2013. The decrease was also a result of increases in material and equipment costs, labor subcontracting costs and shifting from BT projects.

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of compensation, marketing, travel and business entertainment expenses. In the third quarter of 2013, total selling and marketing expenses decreased by 40.7%, from $1,031,607 in the third quarter of 2012 to $611,776 in the same period of 2013. The compensation-related expenses decreased by 34.2% from $552,203 in the third quarter of 2012 to $363,134 in the same period of 2013 due to the downsizing. The declined headcount for sales also attributed to the decrease of traveling expenses, entertainment expenses and other expenses.

For the nine months ended September 30, 2013, total selling and marketing expenses decreased by 10.7%, from $2,806,453 in the first nine months of 2012 to $2,506,853 in the same period of 2013, mainly because of the downsizing and budget control. Compensation-related expenses increased by 6.0% from $1,260,994 for the nine months ended September 30, 2012 to $1,336,356 in the same period of 2013, mainly attributable to the compensation expense for laying off selling and marketing employees. As to such employees, we expect such expenses are a one - time expense.

Selling and marketing expenses for the three months ended and nine months ended September 30, 2013 constituted approximately 6.7% and 7.0% of total revenues, respectively.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation costs, rental expenses, professional fees, and other overhead expenses. General and administrative expenses increased by 4.7% from $3,908,026 in the third quarter of 2012 to $4,093,434 in the third quarter of 2013. Officers’ salary expenses, salaries for mid-level management and other office staff, rental expenses and insurance expenses declined because of the downsizing and budget control. Other general and administrative expenses increased by 43.2% from the amount in the third quarter of 2012 to the amount in the third quarter of 2013, including office expenses, utilities, travel, communication, other services support and bad debt expenses. We had a $96,808 non-cash option expense as a part of other general and administrative expense in the third quarter 2013 and $421,376 in the same period of 2012. A bad debt $1,589,516 was recognized from Buerjin in the third quarter of 2013. We projected a potential loss from our project in Yelaman Township, Buerjin County, Xinjiang Uygur Autonomous Region due to a dispute over quality controls as the quality of materials purchased from one of the suppliers became questionable. Since the client, the supplier and we couldn’t agree on the resolution of the issue, we determined that the potential risk exceeded our projection, and terminated the execution of the contract. Meanwhile, we started to seek solutions to protect and to defend our interests. Out of prudence, the Company recognized, in its worst case scenario, approximately $1.6 million as bad debt under General and Administrative Expenses. The Buerjin bad debt resulted in the final increase of the total general and administrative expenses.

General and administrative expenses decreased by 3.7% from $10,008,932 for the nine months ended September 30, 2012 to $9,635,485 in the same period of 2013. The officers’ salaries expenses, salaries for mid-level management and other office staff, rental expenses and insurance expenses declined because of the downsizing and budget control. Other general and administrative expenses increased by 4.9% from the amount for the nine months ended September 30, 2012 to the amount in the same period of 2013, including mainly office expenses, utilities, travel, communication, other services support and bad debt expenses. We had a $331,966 non-cash option expense as a part of other general and administrative expense for the nine months ended September 30, 2013 and $951,964 in the same period of 2012.

General and administrative expenses for the three months and nine months ended September 30, 2013 constituted approximately 45.0% and 26.9% of total revenues, respectively.

General and administrative expenses for the three months and nine months ended September 30, 2012 constituted approximately 21.5% and 16.6% of total revenues, respectively.

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

The applicable statutory tax rates for our subsidiaries and VIEs in the PRC are as follows:

	Three Months Ended September 30, (Unaudited)
	2013	2012
TTB	15%	15%
BSST	15%	15%
Yanyu	15%	15%
Tranhold	25%	25%
TTA	25%	25%
Baoding	15%	15%
Yuanjie	15%	15%
Buerjin	25%	25%
Xushui	25%	25%
Consolidated Effective Income Tax Rate	-5% (1)	0%

	Nine Months Ended September 30, (Unaudited)
	2013	2012
TTB	15%	15%
BSST	15%	15%
Yanyu	15%	15%
Tranhold	25%	25%
TTA	25%	25%
Baoding	15%	15%
Yuanjie	15%	15%
Buerjin	25%	25%
Xushui	25%	25%
Consolidated Effective Income Tax Rate	-7% (1)	24%

(1)	Despite an overall loss after consolidation, a few companies were still profitable, and income tax was accrued. Therefore, the calculation of consolidated effective enterprise income tax rate is based on the following: Consolidated effective enterprise income tax rate = provision for income tax (sum of accrued tax for profitable companies) / loss before income tax and non-controlling interests. As a result of taxes payable in spite of consolidated net losses, the consolidated tax rate is considered negative.

The Company’s provision for income tax expense from continuing operations for the third quarter of 2013 and 2012 were $64,385 and $0 respectively.

The Company’s provision for income tax expense from continuing operations for the first nine months of 2013 and 2012 were $218,778 and $601,555 respectively.

Net (Loss) Income before Income Taxes

In the third quarter ended September 30, 2013, our net loss before provision for income taxes was $1,379,395, an increase of 59.4% compared to that of $865,198 in the same period of 2012. In the third quarter ended September 30, 2013, net loss attributable to the shareholders of TRIT was $1,230,576, an increase of 81.8%, from net loss of $677,022 for the same period in 2012, mainly due to the significant decline of revenues.

For the nine months ended September 30, 2013, our net loss before provision for income taxes was $3,287,682, a decrease of 232.7% from net income of $2,476,774 in the same period in 2012. For the nine months ended September 30, 2013, net loss attributable to the shareholders of TRIT was $2,931,369, a decrease of 237.5% from net income of $2,131,990 for the same period in 2012, mainly due to the significant decline of revenue.

Liquidity and Capital Resources

As highlighted in the consolidated statements of cash flows, our liquidity and available capital resources are impacted by four key components: (i) cash and cash equivalents, (ii) operating activities, (iii) financing activities, and (iv) investing activities.

Consolidated cash flows for the nine months ended September 30, 2013 and 2012 were as follow:

	Nine Months Ended September 30,
	2013 ($)	2012 ($)	Change ($)
Net Cash Provided by (Used in) Operating Activities	1,853,162	(17,011,378)	18,864,540
Net Cash Provided by (Used in) Investing Activities	8,402,033	(1,018,357)	9,420,390
Net Cash (Used in) Provided by Financing Activities	(5,970,435)	18,160,085	(24,130,520)
Effects of Exchange Rate Changes on Cash and Cash Equivalents	(422,754)	960,482	(1,383,236)
Net Increase in Cash and Cash Equivalents	3,862,006	1,090,832	2,771,174
Cash and Cash Equivalents, Beginning of Period	8,098,657	11,935,746	(3,837,089)
Cash and Cash Equivalents, End of Period	11,960,663	13,026,578	(1,065,915)

Cash and Cash Equivalents

As of September 30, 2013, our cash and cash equivalents amounted to $11,960,663. The restricted cash as of September 30, 2013 and December 31, 2012 amounted to $7,742,693 and $7,816,967, respectively, which are not included in the total amount of cash and cash equivalents. The restricted cash consisted of deposits as collateral for the issuance of letters of credit. Our subsidiaries that own these deposits do not have material cash obligations to any third parties. Therefore, the restriction does not impact our liquidity.

Operating Activities

Net cash provided by operating activities was $1,853,162 for the nine months ended September 30, 2013, compared with net cash used in operating activities of $17,011,378 in the same period in 2012. The increase of $18,864,540 in operating cash inflow was due to the receipt of $25.2 million from the Ordos project and prepayments on projects.

Investing Activities

Net cash provided by investing activities was $8,402,033 during the nine months ended September 30, 2013, an increase of $9,420,390 from net cash used in investing activities of $1,018,357 in the same period of 2012. The increase was attributed to the proceeds from the pending asset sale of Baoding in the amount of $8,926,705.

Financing Activities

The cash used in financing activities was $5,970,435 for the nine months ended September 30, 2013, compared to cash provided by financing activities of $18,160,085 in the same period of 2012. The decrease was due to the payment of bank borrowings, loans from third-party companies and noncontrolling shareholders. The Company has repaid the corporate bond with the funds received from the buyer of the land and property in Baoding ..

Effect of Exchange Rate Changes on Cash and Cash Equivalents

Net effect of exchange rate changes was a loss of $422,754 in the nine months ended September 30, 2013 and a gain of $960,482 in the same period of 2012.

Restricted Net Assets

Our ability to pay dividends is primarily dependent on receiving distributions of funds from our subsidiaries, VIEs and other affiliated entities, which is restricted by certain regulatory requirements. Relevant Chinese statutory laws and regulations permit payments of dividends by our Chinese affiliates only out of their retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. In addition, our PRC affiliates are required to set aside at least 10% of their after-tax profit after deducting any accumulated deficit based on PRC accounting standards each year to our general reserves until the accumulated amount of such reserves reach 50% of our registered capital. These reserves are not distributable as cash dividends. Our off-shore subsidiaries, TIS and Tri-Tech International Investment, Inc. (“TTII”), do not have material cash obligations to third parties. Therefore, the dividend restriction does not impact our liquidity. There is no significant difference between accumulated profit calculated pursuant to PRC accounting standards and our accumulated profit calculated pursuant to U.S. GAAP. As of September 30, 2013 and December 31, 2012, restricted retained earnings were $2,246,910 for both, and restricted net assets were $1,878,976 and $4,878,975, respectively. Unrestricted retained earnings as of September 30, 2013 and December 31, 2012 were $14,107,030 and $17,038,396, respectively, which were the amounts available for distribution in the form of dividends or for reinvestment.

Working Capital and Cash Flow Management

As of September 30, 2013, our working capital was $29,612,633, with current assets totaling $107,022,653 and current liabilities totaling $77,410,020.

We believe our current assets are sufficient to meet our capital requirements for the next 12 months. However, we may require additional cash to undertake new projects and to improve the implementation of the current projects. In the event our current capital is insufficient to fund these and other business plans, we may take the following actions to meet such working capital needs:

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

We are in the process of selling our real property in Baoding, along with all construction including the costs of construction and operation expended since acquisition for approximately $18.7 million. We acquired this property on November 26, 2010. The sale is expected to close before the end of 2013. We previously received approximately $8.9 million from the buyer which was used to satisfy our corporate bond obligations.

Segment Information

We have three reportable operating segments. The segments are grouped according to the types of goods and services provided and the types of clients that use such goods and services. Total sales and costs are divided among these three segments. We assess each segment’s performance based on net revenue and gross profit on contribution margin.

Segment 1: Water, Wastewater Treatment and Municipal Infrastructure

The following are the operating results for the three months ended September 30, 2013 and 2012 for Segment 1:

	Three months ended September 30,
	2013 ($)	2012 ($)	Change ($)	Change (%)
Revenues	1,293,335	6,430,937	(5,137,602)	(79.9)%
Cost of Revenues	933,677	4,892,043	(3,958,366)	(80.9)%
Operating Expenses:
Selling and Marketing Expenses	180,015	342,626	(162,611)	(47.5)%
General and Administrative Expenses	2,928,859	1,990,660	938,199	47.1%
Research and Development Expenses	136,629	6,087	130,542	2,144.6%
Total Operating Expenses	3,245,503	2,339,373	906,130	38.7%
Other Income (Expenses)	1,315,198	(351,926)	1,667,124	(473.7)%
Loss before Provision for Income Taxes	(1,570,647)	(1,152,405)	(418,242)	36.3%

The following are the operating results for the first nine months of 2013 and 2012 for Segment 1:

	Nine months ended September 30,
	2013 ($)	2012 ($)	Change ($)	Change (%)
Revenues	5,529,204	23,192,338	(17,663,134)	(76.2)%
Cost of Revenues	3,862,894	17,144,262	(13,281,368)	(77.5)%
Operating Expenses:
Selling and Marketing Expenses	791,355	790,773	582	0.1%
General and Administrative Expenses	5,561,973	4,910,928	651,045	13.3%
Research and Development Expenses	252,816	18,005	234,811	1,304.1%
Total Operating Expenses	6,606,144	5,719,706	886,438	15.5%
Other Income	1,326,024	96,243	1,229,781	1,277.8%
(Loss) Income before Provision for Income Taxes	(3,613,810)	424,613	(4,038,423)	(951.1)%

Segment 2: Water Resource Management System and Engineering Services

The following are the operating results for the three months ended September 30, 2013 and 2012 for Segment 2:

	Three months ended September 30,
	2013 ($)	2012 ($)	Change ($)	Change (%)
Revenues	4,621,950	6,660,438	(2,038,488)	(30.6)%
Cost of Revenues	3,595,225	5,082,450	(1,487,225)	(29.3)%
Operating Expenses:
Selling and Marketing Expenses	332,785	401,894	(69,109)	(17.2)%
General and Administrative Expenses	570,452	887,655	(317,203)	(35.7)%
Research and Development Expenses	-	987	(987)	(100.0)%
Total Operating Expenses	903,237	1,290,536	(387,299)	(30.0)%
Other Expenses	(93,929)	(66,171)	(27,758)	41.9%
Income before Provision for Income Taxes	29,559	221,281	(191,722)	(86.6)%

The following are the operating results for the first nine months of 2013 and 2012 for Segment 2:

	Nine months ended September 30,
	2013 ($)	2012 ($)	Change ($)	Change (%)
Revenues	14,026,865	21,351,028	(7,324,163)	(34.3)%
Cost of Revenues	10,900,762	15,692,903	(4,792,141)	(30.5)%
Operating Expenses:
Selling and Marketing Expenses	1,174,113	1,285,668	(111,555)	(8.7)%
General and Administrative Expenses	1,676,699	2,417,947	(741,248)	(30.7)%
Research and Development Expenses	-	69,467	(69,467)	(100.0)%
Total Operating Expenses	2,850,812	3,773,082	(922,270)	(24.4)%
Other Expenses	(258,697)	(128,413)	(130,284)	101.5%
Income before Provision for Income Taxes	16,594	1,756,630	(1,740,036)	(99.1)%

Segment 3: Industrial Pollution Control and Safety Water Resource

The following are the operating results for the three months ended September 30, 2013 and 2012 for Segment 3:

	Three months ended September 30,
	2013 ($)	2012 ($)	Change ($)	Change (%)
Revenues	3,187,144	5,055,436	(1,868,292)	(37.0)%
Cost of Revenues	2,227,117	3,507,236	(1,280,119)	(36.5)%
Operating Expenses:
Selling and Marketing Expenses	98,976	287,087	(188,111)	(65.5)%
General and Administrative Expenses	594,123	1,029,710	(435,587)	(42.3)%
Research and Development Expenses	63,734	-	-	-%
Total Operating Expenses	756,833	1,316,797	(559,964)	(42.5)%
Other Expenses	41,501	165,474	(123,973)	(74.9)%
Income before Provision for Income Taxes	161,693	65,929	95,764	145.3%

The following are the operating results for the first nine months of 2013 and 2012 for Segment 3:

	Nine months ended September 30,
	2013 ($)	2012 ($)	Change ($)	Change (%)
Revenues	16,309,805	15,865,291	444,514	2.8%
Cost of Revenues	12,793,867	11,864,844	929,023	7.8%
Operating Expenses:
Selling and Marketing Expenses	541,385	730,012	(188,627)	(25.8)%
General and Administrative Expenses	2,396,813	2,680,056	(283,243)	(10.6)%
Research and Development Expenses	139,621	-	-	-%
Total Operating Expenses	3,077,819	3,410,068	(332,249)	(9.7)%
Other Expenses	128,585	294,846	(166,261)	(56.4)%
Income before Provision for Income Taxes	309,534	295,533	14,001	4.7%

Assets attributable to each segment as of September 30, 2013 and 2012 are shown below:

Segment Assets	Segment 1	Segment 2	Segment 3	Total
As of September 30, 2013	$75,853,007	$36,862,600	$46,646,450	$159,362,057
As of December 31, 2012	$89,062,709	$30,058,569	$37,556,788	$156,678,066

Contractual Obligations and Commercial Commitments

Operating Leases

As of September 30, 2013, we had commitments under certain operating leases, which require annual minimum rental payments as follows:

For the years ending December 31,	Amount
Remainder of 2013	$178,480
2014	698,580
2015	430,091
2016	227,063
Total	$1,534,214

Our leased properties are principally located in Beijing and are used for administration and research and development purposes. The terms of these operating leases vary from one to five years. Pursuant to the lease terms, when the contracts expire, we have the right to extend them with new negotiated prices. The leases are renewable subject to negotiation. Rental expenses were $158,951 and $289,033 for the quarters ended September 30, 2013 and 2012, respectively.

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

Capital Expenditures

In the past, the capital expenditures were mainly for purchases of computers and other office equipment to support our daily business activities. The Company spent $552,194 and $856,777 on such capital expenditures during the nine months ended September 30, 2013 and 2012, respectively. The increase was due to the construction progress of Baoding.

In relation to the sale of the land and real property in Baoding, the buyer assumed the Company’s contractual liabilities to two major construction suppliers in the amount of $4.7 million which is inclusive in the total acquisition price.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements for the three months ended September 30, 2013 or 2012.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

As of September 30 31, 2013, the Company carried out an evaluation, under the supervision of and with the participation of management, including the Company’s chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective.

Changes in Internal Control over Financial Reporting

Due to personal reasons, the Internal Control Manager resigned in late June 2013. The Company has designated a new internal control manager.

There were no changes in the Company’s internal control procedures over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the three month ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.          OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	None.

(c)	None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information

As of September 30, 2013, we received loans from three of our shareholders for our ongoing capital requirements. The terms of the loans were approved by the audit committee of our Board of Directors, which consists solely of independent directors. All of these loans carry monthly simple interest at a rate of 1% and were initially due in November 2012. These loans were subsequently extended to May 31, 2013. They have been subsequently extended to November 30, 2013. The amounts of such loans, initially and at September 30, 2013 are set forth below:

	September 30, 2013	December 31, 2012
	(Unaudited)
Gavin Cheng (Shareholder)	$510,850	$510,850
Warren Zhao (Shareholder)	1,146,110	955,500
Peter Dong (Shareholder)	162,763	158,702
Others	27,540	31,368
Total	$1,847,263	$1,656,420

Item 6.	Exhibits

The following exhibits are filed herewith:

Exhibit
Number	Document

3(i).1	Amended and Restated Articles of Association of the Registrant (1)

3(ii).1	Amended and Restated Memorandum of Association of the Registrant (1)

4.1	Specimen Share Certificate (1)

10.1	Translation of Form of Employment Agreement between Registrant and Executive Officer of the Registrant (1)

10.2	Translation of Exclusive Technical and Consulting Service Agreement for Tranhold (1)

10.3	Translation of Management Fee Payment Agreement for Tranhold (1)

10.4	Translation of Proxy Agreement for Tranhold (1)

10.5	Translation of Equity Interest Pledge Agreement for Tranhold (1)

10.6	Translation of Exclusive Equity Interest Purchase Agreement for Tranhold (1)

10.7	Translation of Exclusive Technical and Consulting Service Agreement for Yanyu (1)

10.8	Translation of Management Fee Payment Agreement for Yanyu (1)

10.9	Translation of Proxy Agreement for Yanyu (1)

10.10	Translation of Equity Interest Pledge Agreement for Yanyu (1)

10.11	Translation of Exclusive Equity Interest Purchase Agreement for Yanyu (1)

10.14	Translation of Operating Agreement for Yanyu (1)

10.15	Translation of Operating Agreement for Tranhold (1)

10.16	Translation of Exclusive Technical and Consulting Service Agreement for BSST (2)

10.17	Translation of Management Fee Payment Agreement for BSST (2)

10.18	Translation of Operating Agreement for BSST (2)

10.19	Translation of Equity Interest Pledge Agreement for BSST (2)

10.20	Translation of Exclusive Equity Interest Purchase Agreement for BSST (2)

10.21	Translation of Proxy Agreement for BSST (2)

10.22	2011 Stock Option Plan (3)

21.1	Subsidiaries of the Registrant (5)

31.1	Certifications pursuant to Rule 13a-14(a) or 15(d)-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (6)

31.2	Certifications pursuant to Rule 13a-14(a) or 15(d)-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (6)

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (6)

32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (6)

99.1	Press release, dated November 19, 2013, related to the Registrant’s financials results for the fiscal quarter ended September 30, 2013 (6)

99.2	Audit Committee Charter (7)

101.INS	XBRL Instance Document (8)

101.SCH	XBRL Taxonomy Extension Schema Document (8)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (8)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (8)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (8)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (8)

(1)	Incorporated by reference to the registrant’s registration statement on Form S-1, File no. 333-158393, filed on April 3, 2009, as amended.
(2)	Incorporated by reference to the registrant’s Form 10-K, SEC Accession No. 0001193125-11-080197, filed on March 29, 2011.
(3)	Incorporated by reference to the registrant’s Form 10-K, SEC Accession No. 0001144204-12-017170, filed on March 26, 2012.
(4)	Incorporated by reference to the registrant’s Form 10-Q, SEC Accession No. 0001144204-11-064756, filed on November 15, 2011.
(5)	Incorporated by reference to the registrant’s Form 10-Q, SEC Accession No. 0001144204-12-028710, filed on May 15, 2012.
(6)	Filed herewith.
(7)	Incorporated by reference to the registrant’s Form 10-K, SEC Accession No. 0001193125-10-065797, filed on March 24, 2010.
(8)	Furnished herewith. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tri-Tech Holding Inc.

November 19, 2013	By:	/s/ Phil Fan
Phil Fan
Chief Executive Officer
(Principal Executive Officer) and
Duly Authorized Officer

TRI-TECH HOLDING INC. AND SUBSIDIARIES

Consolidated Financial Statements

For the quarters ended September 30, 2013 and 2012

TRI-TECH HOLDING INC. AND SUBSIDIARIES

Index to Financial Statements

Page
CONSOLIDATED BALANCE SHEETS	F-1
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS	F-2
CONSOLIDATED STATEMENTS OF CASH FLOWS	F-4
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-5 – F-27

TRI-TECH HOLDING INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2013	December 31,
	(Unaudited)	2012
ASSETS
Current assets
Cash*	$11,960,663	$8,098,657
Restricted cash*	5,087,685	4,352,443
Accounts and notes receivable, net of allowance for doubtful accounts of $3,683,789 and $1,475,771 as of September 30, 2013 and December 31 2012, respectively*	26,675,635	18,598,110
Unbilled revenue*	17,721,365	27,954,525
Other current assets*	4,596,575	3,825,770
Inventories*	11,797,155	8,459,073
Deposits on projects*	1,248,814	1,469,550
Prepayments to suppliers and subcontractors*	14,834,471	8,376,944
Assets held for sale	13,100,290	11,828,493
Total current assets	107,022,653	92,963,565
Long-term unbilled revenue*	40,806,309	51,219,694
Long-term accounts receivable	777,836	413,770
Plant and equipment, net*	1,543,939	1,764,784
Construction in progress	125,794	2,560
Intangible assets, net*	4,989,240	5,407,891
Long-term restricted cash	2,655,008	3,464,524
Goodwill	1,441,278	1,441,278
Total Assets	$159,362,057	$156,678,066

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$6,653,877	$5,890,511
Costs accrual on projects*	21,651,738	23,637,751
Advance from customers*	2,375,589	1,157,247
Advance from buyer of assets held for sale	9,033,350	-
Loans from third party companies and individuals*	8,795,489	6,400,659
Amount due to noncontrolling interest investor	5,623,017	9,047,068
Amount due to related party	1,847,263	1,656,420
Other payables*	504,074	461,258
Taxes payable*	6,151,286	5,577,533
Accrued liabilities*	580,893	485,354
Payable on investment consideration	280,559	582,966
Deferred income taxes*	1,551,844	1,782,786
Deferred revenue	-	289,485
Short-term bank borrowing (including VIE short-term borrowing of the consolidated VIEs without recourse to Tri-Tech Holdings of $7,478,149 and $2,754,158 as of September 30, 2013 and December 31, 2012, respectively)*	12,361,041	8,150,041
Total current liabilities	77,410,020	65,119,079
Noncurrent deferred income taxes	4,084,424	3,699,790
Long-term bank borrowings	11,370	17,976
Corporate Bond	-	7,935,122
Total Liabilities	81,505,814	76,771,967

Equity
Tri-Tech Holding Inc. shareholders' equity
Ordinary shares ($0.001 par value, 30,000,000 shares authorized; 8,470,874 and 8,259,506 shares issued as of September 30, 2013 and December 31, 2012, respectively; 8,449,774 and 8,238,406 shares outstanding as of September 30, 2013 and December 31, 2012, respectively)	8,471	8,259
Additional paid-in-capital	50,753,589	50,119,428
Statutory reserves	2,246,910	2,246,910
Retained earnings	14,107,030	17,038,396
Treasury shares (21,100 shares in treasury as of September 30, 2013 and December 31, 2012, respectively)	(193,750)	(193,750)
Accumulated other comprehensive income	5,812,376	5,086,827
Total Tri-Tech Holding Inc. shareholders' equity	72,734,626	74,306,070
Noncontrolling interests	5,121,617	5,600,029
Total equity	77,856,243	79,906,099
Total Liabilities and Equity	$159,362,057	$156,678,066

*All of the VIEs' assets can be used to settle obligations of their primary beneficiary. Liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets (Note 4).

See notes to consolidated financial statements

TRI-TECH HOLDING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For The Three Months Ended September 30,
	2013	2012
	(Unaudited)	(Unaudited)
Revenues:
System integration	7,516,723	16,381,899
Hardware products	1,585,706	1,764,912
Total revenues	9,102,429	18,146,811
Cost of revenues
System integration	5,507,286	12,110,593
Hardware products	1,248,733	1,371,138
Total cost of revenues	6,756,019	13,481,731
Gross profit	2,346,410	4,665,080
Operating expenses:
Selling and marketing expenses	611,776	1,031,607
General and administrative expenses	4,093,434	3,908,026
Research and development expenses	200,363	7,074
Total operating expenses	4,905,573	4,946,707
Loss from operations	(2,559,163)	(281,627)
Other income (expense):
Other income, net	1,706,030	41,428
Interest income	76,959	27,205
Interest expense	(603,221)	(652,204)
Total other income (expense)	1,179,768	(583,571)
Loss before provision for income taxes	(1,379,395)	(865,198)
Provision for income taxes	64,385	-
Net loss	(1,443,780)	(865,198)
Less: net loss attributable to noncontrolling interests	(213,204)	(188,176)
Net loss attributable to Tri-Tech Holding Inc. shareholders	$(1,230,576)	$(677,022)
Net loss	(1,443,780)	(865,198)
Other comprehensive loss
Foreign currency translation adjustment	(260,382)	(1,402,386)
Comprehensive loss	(1,704,162)	(2,267,584)
Less: comprehensive loss attributable to noncontrolling interests	(182,231)	(204,827)
Comprehensive loss attributable to Tri-Tech Holding Inc.	$(1,521,931)	$(2,062,757)
Weighted average number of ordinary shares outstanding:
Basic	8,407,085	8,215,536
Diluted	8,407,085	8,215,536
Net loss attributable to Tri-Tech Holding Inc. shareholders per share are:
Basic	$(0.15)	$(0.08)
Diluted	$(0.15)	$(0.08)

See notes to consolidated financial statements

TRI-TECH HOLDING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For The Nine Months Ended September 30,
	2013	2012
	(Unaudited)	(Unaudited)
Revenues:
System integration	29,776,133	56,656,331
Hardware products	6,089,741	3,752,326
Total revenues	35,865,874	60,408,657
Cost of revenues
System integration	22,594,161	42,303,768
Hardware products	4,963,362	2,398,243
Total cost of revenues	27,557,523	44,702,011
Gross profit	8,308,351	15,706,646
Operating expenses:
Selling and marketing expenses	2,506,853	2,806,453
General and administrative expenses	9,635,485	10,008,932
Research and development expenses	392,437	87,472
Total operating expenses	12,534,775	12,902,857
(Loss) income from operations	(4,226,424)	2,803,789
Other income (expense):
Other income, net	2,874,842	1,124,812
Interest income	106,130	109,749
Interest expense	(2,042,230)	(1,647,135)
Fair Value change on contingent investment consideration	-	7,000
Investment gain	-	78,558
Total other income (expense)	938,742	(327,016)
(Loss) income before provision for income taxes	(3,287,682)	2,476,773
Provision for income taxes	218,778	601,555
Net (loss) income	(3,506,460)	1,875,218
Less: net loss attributable to noncontrolling interests	(575,091)	(256,772)
Net (loss) income attributable to Tri-Tech Holding Inc. shareholders	$(2,931,369)	$2,131,990
Net (loss) income	(3,506,460)	1,875,218
Other comprehensive loss (income)
Foreign currency translation adjustment	725,549	(1,113,149)
Comprehensive loss	(2,780,911)	762,069
Less: comprehensive (loss) income attributable to noncontrolling interests	(478,412)	(253,030)
Comprehensive (loss) income attributable to Tri-Tech Holding Inc.	$(2,302,499)	$1,015,099
Weighted average number of ordinary shares outstanding:
Basic	8,304,503	8,201,771
Diluted	8,304,503	8,201,771
Net (loss) income attributable to Tri-Tech Holding Inc. shareholders per share are:
Basic	$(0.35)	$0.26
Diluted	$(0.35)	$0.26

See notes to consolidated financial statements

TRI-TECH HOLDING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Nine Months Ended September 30,
	2013	2012
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(3,506,460)	$1,875,218
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Amortization of share-based compensation expense	331,953	951,964
Depreciation and amortization	919,376	873,276
Provision for doubtful accounts	2,144,637	554,033
Loss on disposal of plant and equipment	85,599	-
Gain on investment in joint venture	-	(78,558)
Deferred income taxes	(61,627)	680,196
Changes in operating assets and liabilities :
Accounts receivable	(9,932,706)	(1,341,555)
Unbilled revenue	21,113,816	(14,579,623)
Restricted cash	190,321	(850,229)
Other current assets	(604,639)	(3,922,470)
Inventories	(3,289,447)	391,186
Prepaid expenses	148,615	(246,535)
Prepayments	(6,364,681)	(5,544,557)
Accounts payable	529,316	(7,058,085)
Notes payable	-	(1,173,199)
Cost accrual on projects	(1,399,485)	7,135,547
Advance from customers	619,641	1,525,756
Other payables	657,800	1,084,635
Taxes payable	$632,193	2,898,619
Accrued liabilities	(67,673)	(56,228)
Deferred revenue	(293,387)	(130,769)
Net cash provided by (used in) operating activities	1,853,162	(17,011,378)
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash proceeds from sale of assets	8,926,705	-
Payment in business acquisition	-	(35,273)
Cash paid on investment consideration	-	(82,159)
Cash proceeds from disposal of PPE	27,522	-
Payment to purchase plant and equipment	$(132,096)	(262,584)
Cash paid to acquire intangible asset	-	(36,914)
Cash paid for construction in progress	(420,098)	(557,279)
Collection of loan to third-party companies	-	105,230
Payment of loan to third-party companies	-	(149,378)
Net cash provided by (used in) investing activities	8,402,033	(1,018,357)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank borrowings	9,159,121	14,050,056
Payment of bank borrowing	(5,151,369)	(7,734,796)
Proceeds from the issuance of ordinary shares	302,419	-
Proceeds from the Issuance of corporate bond	-	7,893,407
Payment of the corporate bond	(8,174,583)	-
Proceeds from amount due to shareholder	156,509	1,105,077
Proceeds from loan from third-party companies and individuals	6,187,532	5,015,222
Payment of loan from third-party companies and individuals	(4,142,089)	(962,768)
Proceeds from loan from non-controlling shareholders	-	773,554
Payment of loan from non-controlling shareholders	(4,307,975)	(1,979,667)
Net cash (used in) provided by financing activities	(5,970,435)	18,160,085
EFFECTS OF EXCHANGE RATE CHANGE IN CASH	(422,754)	960,482
INCREASE IN CASH	$3,862,006	$1,090,832
CASH, beginning of the period	8,098,657	11,935,746
CASH, end of the period	11,960,663	13,026,578
Supplemental disclosure for cash flow information:
Income taxes paid	154,095	157,016
Interest paid on debt	1,665,156	684,202
Supplemental disclosure for noncash investing activity:
Issued 196,368 and 30,207 ordinary shares as one of the consideration in business combination	302,407	229,875
Gain on long-term investment to India Joint Venture	-	78,558
Fair value change on contingent consideration payable	-	7,000

See notes to consolidated financial statements

TRI-TECH HOLDING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Company Background

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

On June 18, 2011, TTB entered into an investment agreement with Yuanjie and Yuanjie’s original shareholder to increase the capital investment in Yuanjie. The total investment from TTB was RMB10, 990,500, or approximately $1,704,085, and TRIT acquired 51% of control over Yuanjie after increasing its capital investment in Yuanjie.

On August 23, 2011, Buerjin was established for projects in the Xinjiang province, especially in Buerjin County. The registered capital amount is RMB10, 000,000, or $1,573,589, and RMB6, 000,000, or $937,690, has been paid in. The Company has 80% of control over this newly established subsidiary.

On March 8, 2012, Xushui was established in Hebei Province. The registered capital amount is RMB15, 000,000, or $2,372,104. TTB has 100% of control over Xushui. RMB3, 000,000, or $474,421, has been paid.

On May 19, 2012, TIS increased its equity ownership in TII from 30% to 76%, and became the controlling shareholder. The total investment from TIS was INR 2,217,000, or $55,886. The amount included initial investment of INR300, 000 on October 19, 2011, which was adjusted to $20,613 due to the gain of TII from October 19, 2011 to May 19, 2012, and investment consideration of INR1, 917,000, or $35,273 on May 19, 2012. TII was established for the purpose to support the India project business.

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

2.	Summary of Significant Accounting Policies

Principles of consolidation and basis of presentation

The accompanying consolidated balance sheet as of December 31, 2012, which has been derived from the audited financial statements, and the unaudited interim consolidated financial statements as of September 30, 2013 and for the three and nine month periods ended September 30, 2013 and 2012 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, which are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation. The interim financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of September 30, 2013, its consolidated results of operations for the three and nine month periods ended September 30, 2013 and 2012, and cash flows for the nine month periods ended September 30, 2013 and 2012, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

Restricted Cash

The current restricted cash balance at September 30, 2013 and December 31, 2012 was $5,087,685 and $4,352,443, respectively. The long-term restricted cash balance at September 30, 2013 and December 31, 2012 was $2,655,008 and $3,464,524, respectively. The restricted cash was deposited as collateral in exchange of the issuance of letters of credit.

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

Translation adjustments amounted to $5,812,376 and $5,086,827 as of September 30, 2013 and December 31, 2012, respectively. The Company translated balance sheet amounts with the exception of equity at September 30, 2013 at RMB6.1439 to US$1.00 and INR62.8520 to US$1.00 as compared to RMB6.3011 to US$1.00 and INR54.8390 to US$1.00 as of December 31, 2012. The Company stated equity accounts at their historical rate. The average translation rates applied to income statement accounts for the three-month period ended September 30, 2013 were RMB6.1654 and INR62.1669 to US$1.00, respectively. The average translation rates applied to income statement accounts for the nine-month period ended September 30, 2013 were RMB6.2173 and INR57.3974 to US$1.00, respectively.

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

The Company adopted Financial Accounting Standards Board (“FASB”) accounting standard codification 740 (ASC 740), as of January 1, 2007. The Company recognizes a tax position as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that the Company believes is more than 50% likely to be realized on examination. For tax positions not meeting the “more likely than not” test, the Company does not record it as a tax benefit. The Company also adopts ASC 740 guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. It had no effect on the Company’s financial statements as of September 30, 2013 and December 31, 2012. The Company did not have any significant unrecognized uncertain tax positions as of September 30, 2013 and December 31, 2012.

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

The Company has granted 185,000 warrants to the placement agent in our IPO and to our investor relations consultant. During the first financing after IPO, the Company has also agreed to issue the underwriters a warrant to purchase a number of ordinary shares equal to an aggregate of 10% of the ordinary shares sold in the offering, excluding over-allotments. The warrants will have an exercise price equal to 145% of the offering price. Accordingly, in April 2010, the Company issued 214,275 warrants with an exercise price per share of $20.30. These warrants have an anti-dilutive effect due to the fact that the weighted average exercise price per share of these warrants is higher than the weighted average market price per share of an ordinary share during the quarter ended September 30, 2013. 170,000 warrants had been exercised at a price equal to $8.10 per share as of September 30, 2013. As of September 30, 2013, the Company has granted 1,008,516 options to our key employees, and 93,700 options had been exercised at a price equal to $6.75 per share.

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

Recently Issued Accounting Pronouncements

The FASB has issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force). The amendments in this ASU state that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The adoption of this standard is not expected to have a material impact on the consolidated financial position and results of operations.

3.	Business Combinations

In connection with an acquisition made in 2011, the fair value of the contingent consideration as of September 30, 2013 and December 31, 2012 was estimated at $280,559 and $582,966, respectively.

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

The total assets and liabilities of our consolidated VIEs as of September 30, 2013 and December 31, 2012 are shown as below, which exclude intercompany balances that are eliminated among the VIEs.

	September 30, 2013	December 31,
	(Unaudited)	2012
ASSETS
Current assets
Cash	$3,009,159	$2,346,543
Restricted cash	617,924	521,302
Accounts and notes receivable, net	27,224,971	18,171,800
Unbilled revenue	5,119,000	8,568,681
Other receivables	15,610,960	17,210,742
Inventories	9,274,688	6,741,246
Deposits on projects	1,059,147	1,296,163
Prepayments to suppliers and subcontractors	15,259,314	9,506,484
Total current assets	77,175,163	64,362,961
Long-term unbilled revenue	1,066,986	1,040,367
Plant and equipment, net	579,211	684,067
Intangible assets, net	3,618,769	3,848,986
Total Assets	$82,440,129	$69,936,381
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	7,504,688	7,844,856
Costs accrual on projects	12,517,131	8,650,053
Advance from customers	15,161,808	10,192,513
Loan from third party companies and individual	1,618,115	1,781,717
Other payables	18,561,228	18,539,234
Tax payable	3,383,318	2,865,250
Deferred income taxes	374,922	329,899
Short-term bank borrowing	7,478,149	2,754,158
Total current liabilities	66,599,359	52,957,680
Total Liabilities	$66,599,359	$52,957,680

For the three-month period ended September 30, 2013, the financial performance of the VIEs reported in the consolidated statements of operations and comprehensive loss includes sales of US$6,304,946, cost of sales of US$4,679,184, operating expenses of US$1,780,286 and net loss of US$300,669.

For the three-month period ended September 30, 2012, the financial performance of the VIEs reported in the consolidated statements of operations and comprehensive loss includes sales of US$10,590,509, cost of sales of US$7,933,519, operating expenses of US$2,379,733 and net income of US$98,233.

For the nine-month period ended September 30, 2013, the financial performance of the VIEs reported in the consolidated statements of operations and comprehensive loss includes sales of approximately US$23,160,675, cost of sales of approximately US$17,851,952, operating expenses of approximately US$5,702,157 and net loss of approximately US$778,694 .

For the nine-month period ended September 30, 2012, the financial performance of the VIEs reported in the consolidated statements of income and comprehensive income includes sales of approximately US$32,487,222, cost of sales of approximately US$25,065,264, operating expenses of approximately US$6,178,539 and net income of approximately US$674,325.

5.	Restricted Cash

As of September 30, 2013, the Company has made restricted deposits totaling $7,742,693. The restricted cash is as collateral in exchange of the issuance of letters of credit. Among these letters of credit, a total of $5,087,685 is with expiration dates within the next 12 months. The remaining balance of $2,655,008 is to expire after September 2014, and is classified under long-term restricted cash.

6.	Accounts and Notes Receivable, Net

Based on the Company’s assessment, management believes the net balance on each balance sheet date herein was collectable. The gross balances and bad debt provisions as of September 30, 2013 and December 31, 2012 are as the following:

	September 30, 2013	December 31,
	(Unaudited)	2012
Accounts receivable, gross	$30,343,148	$20,073,881
Less bad debt provision	(3,683,789)	(1,475,771)
Notes receivable	16,276	-
Accounts receivable, net	$26,675,635	$18,598,110

The allowance is based on the age of receivables and a specific identification of receivables considered at risk of collection. The following analysis details the changes in the Company’s allowances for doubtful accounts:

	September 30, 2013	December 31,
	(Unaudited)	2012
Balance at beginning of the period	$1,475,771	$619,062
Increase in allowances during the period	2,208,018	950,302
Write-offs during the period	-	(93,593)
Balance at the end of the period	$3,683,789	$1,475,771

7.	Unbilled Revenue

For revenues accounted for under this account, we expect the amounts to be billed and collected within one year. For those with a bill period longer than one year, we classify them under “Long-term unbilled revenue” on the consolidated balance sheets.

The unbilled revenue as of September 30, 2013 and December 31, 2012 are as the following:

	September 30, 2013	December 31,
	(Unaudited)	2012
Current unbilled revenue	$17,721,365	$27,954,525
Long-term unbilled revenue	40,806,309	51,219,694
Total	$58,527,674	$79,174,219

As of September 30, 2013, current unbilled revenue consists of $6,448,889 related to Indian project; long-term unbilled revenue consists of $28,225,240 related to Ordos project, and $ $11,514,083 related to Xushui Project. The remaining balance was for various other on-going projects. All of the balances are considered collectible.

8.	Other Current Assets

Other current assets consisted of the following:

	September 30, 2013	December 31,
	(Unaudited)	2012
Advances to staff	$1,628,988	$1,343,985
Loan to third-party companies	733,613	678,511
Amount due from related parties	252,283	231,843
Rental Deposit	223,488	362,308
Guarantee Deposit	753,018	-
Prepaid expenses	255,603	397,550
Other	749,582	811,573
Total	$4,596,575	$3,825,770

Advances to staff were mainly for staff with long term assignment overseas for project related work.

Guarantee deposit represents amount paid to the guarantor in relation to the repayment of the corporate bond. Approximately $ 509,196 has been subsequently collected by the end of October, 2013.

Loans to third-party companies were for working capital purposes, of which the balance of $500,000 has an interest rate of 6%, and was repaid in October, 2013, and the balance of $161,794 bears no interest and is payable on demand.

9.	Inventories

Inventories consisted of the following:

	September 30, 2013	December 31,
	(Unaudited)	2012
Raw materials	$2,920,090	$2,752,199
Finished goods	1,876,480	910,003
Project work-in-progress	7,000,585	4,796,871
Total	$11,797,155	$8,459,073

The Company reviews its inventory periodically for possible obsolete goods and to determine if any reserves are necessary for potential obsolescence. As of September 30, 2013 and December 31, 2012, the Company determined that no reserves were necessary.

10.	Deposits on Projects

Deposits on Projects consisted of the following:

	September 30,2013	December 31,
	(Unaudited)	2012
Contract deposit	$802,380	$867,835
Bidding deposit	446,434	601,715
Total	$1,248,814	$1,469,550

Contract deposits are paid to customers for the promise that the service or products will be properly and timely provided. Bidding deposits are paid as a deposit for project bidding process. All of the deposits will be collected within one year.

11.	Prepayments to suppliers and subcontractors

	September 30, 2013	December 31,
	(Unaudited)	2012
Prepayments to suppliers and subcontractors	$14,834,471	$9,353,490
Total	$14,834,471	$9,353,490

Prepayments to suppliers and subcontractors represent prepayments to the Company’s suppliers for the purchase of equipment for the projects and to the subcontractors for the construction of projects.

12.	Assets held for sale

	September 30, 2013	December 31,
	(Unaudited)	2012
Construction in process	$5,818,483	$5,356,906
Intangible assets, net	5,547,582	5,495,041
Prepayments to suppliers	1,734,225	976,546
Total	$13,100,290	$11,828,493

The Company entered into a cooperation agreement with Tianjin Baodi Economic Development Zone Government (the “buyer”) on April 26, 2013, planning to sell its real property in Baoding for an acquisition price for approximately $18.7 million. As of September 30, 2013, the carrying value of the assets held for sale is $13.1 million. The buyer also assumed the Company’s contractual liabilities to two major construction suppliers in the amount of $4.7 million which is inclusive in the total acquisition price. The transaction is expected to finish by the end of 2013. An advance of $8.9 million has been received as of September 30, 2013.

13.	Plant and Equipment, Net

Plant and equipment consist of the following:

	September 30, 2013	December 31,
	(Unaudited)	2012
Office equipment	$754,374	$646,920
Automobiles	902,630	1,016,529
Furniture and fixtures	306,319	445,740
Buildings	278,454	271,507
Machinery and Equipment	218,091	159,678
Leasehold improvement	239,938	233,952
Total plant and equipment	2,699,806	2,774,326
Less accumulated depreciation	(1,155,867)	(1,009,542)
Plant and equipment, net	$1,543,939	$1,764,784

 The depreciation expense for the quarter ended September 30, 2013 and 2012 amounted to $81,126 and $79,198, respectively.

The depreciation expense for the nine months ended September 30, 2013 and 2012 amounted to $256,630 and $233,836, respectively.

14.	Intangible Assets, Net

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

All the intangible assets have definite lives, and are amortized on a straight-line basis over their expected useful economic lives. The original costs and accumulated amortization as of September 30, 2013 and December 31, 2012 are as follows:

	September 30, 2013	December 31,
	(Unaudited)	2012
Patents	$2,205,222	$2,150,207
Software	2,952,522	2,878,862
Customer list	1,298,019	1,280,356
Know-how	1,232,001	1,218,479
Contract backlog	60,224	58,719
Total intangible assets	7,747,988	7,586,623
Less accumulated amortization	(2,758,748)	(2,178,732)
Intangible assets, net	$4,989,240	$5,407,891

The amortization expense for the quarter ended September 30, 2013 and 2012 amounted to $200,626 and $212,469, respectively.

The amortization expense for the nine months ended September 30, 2013 and 2012 amounted to $591,934 and $640,344, respectively.

The amortization expense for the following five years and thereafter is expected to be as follows:

For the years ending December 31,	Amount
Remainder of 2013	$177,976
2014	709,821
2015	709,821
2016	499,056
2017	449,889
Thereafter	2,442,677
Total	$4,989,240

15.	Investment in Joint Venture

On October 18, 2011, TIS entered into an agreement to establish a joint venture, Tri-Tech Infrastructure (India), Pvt. Ltd., with Allied Energy Systems Pvt. Ltd., for the purpose of market development in India.

On October 19, 2011, the capital injection in the amount of INR 300,000, or US$6,985, was made to the joint venture. Total registered capital of the joint venture is INR1, 000,000, or $20,833. TIS took up 30% of the ownership. Equity method is adopted for the long-term investment.

For the year ended December 31, 2011, net loss for the India joint venture was INR3,385,463, or $66,017. TIS should bear the net loss of INR1, 015,639, or $19,805. Since the net loss is more than the long-term investment, only $6,985 was offset and the remaining loss of $12,820 will be net-off against earnings in the future.

For the quarter ended March 31, 2012, net profit for the India joint venture was INR3,053,119, or $60,762. TIS should earn the net profit of INR915,936, or $18,229. After net off $12,820 of the loss brought forward from prior year, $5,409 was recognized as gain on investment in the joint venture for the quarter ended March 31, 2012.

For the period from April 1 to May 19, 2012, net profit for the India joint venture was INR2,655,392, or $50,679. TIS should earn the net profit of INR796, 618, or $15,204, which was recognized as gain on investment in the joint venture for the period.

On May 19, 2012, TIS acquired additional 46% of TII’s equity interest, and became the controlling shareholder of TII. The additional investment consideration was INR1, 917,000, or $35,273. TII was consolidated into TIS since that day.

16.	Accounts Payable and Costs Accrual on Projects

This account contains the accounts payable to suppliers and accruals of costs incurred in the projects in accordance with the percentage of completion method.

Accounts payable and project accruals based on progress consisted of the following:

	September 30,2013	December 31,
	(Unaudited)	2012
Accounts payable	$6,653,877	$5,890,511
Costs accrual on projects	21,651,738	23,637,751
Total	$28,305,615	$29,528,262

Of the total costs accrual on projects, $6,167,954 was related to the India projects for the period ended September 30, 2013. The remaining balance was for various other on-going projects.

17.	Advance from Buyer of Assets Held for Sale

The Company entered into a cooperation agreement with Tianjin Baodi Economic Development Zone Government (the “buyer”) on April 26, 2013, planning to sell its real property in Baoding for an acquisition price for approximately $18.7 million.

In connection of the asset sale in Baoding, the Company received approximately $8.9 million as the first payment from the buyer by September 30, 2013, and the Company repaid its $7.9 million corporate bond with this fund in order to clear the pledge on the land use right and buildings of Baoding, these assets were previously pledge for the corporate bond (Note 23).

18.	Loans from Third-party Companies and Individuals

The loans from third-party companies and individuals as of September 30, 2013 and December 31, 2012 were:

	September 30, 2013	December 31,
	(Unaudited)	2012
Nuwell Asia Limited	$-	$500,000
Linbin	650,000	1,150,000
Loan from employee	1,107,933	-
Beijing Liyuanshida Technology Co., Ltd.	5,915,296	2,968,941
Beijing Jialike New Technology Co., Ltd.	325,526	-
Xuzhou Weisi Water Technology Co., Ltd.	-	643,697
Beijing Sridi Technology Co., Ltd	-	325,584
China Automation Control Co., Ltd.	50,586	241,345
Beijing Xinmei Jiahua Co.,Ltd	286,552	-
Other	459,596	571,092
Loan from third-party companies and individuals	$8,795 ,489	$6,400,659

The loans from Beijing Liyuanshida Technology Co., Ltd and Lin Bin bear the interest rate of 0% and 2.0%, respectively and are repayable on demand. The loan from Beijing Jialike New Technology Co., Ltd has a term of six months and the interest rate is 1% per month. The loan from employees bears the interest rate of 1.5% and with the term range from 3 to 12 months. The loan from Beijing Xinmei Jiahua Co., Ltd are payable on demand and bears no interest.

19.	Amounts Due to Related Party

Amounts due to related party as of September 30, 2013 and December 31, 2012 were:

	September 30, 2013	December 31, 2012
	(Unaudited)
Gavin Cheng (Shareholder)	$510,850	$510,850
Warren Zhao (Shareholder)	1,146,110	955,500
Peter Dong (Shareholder)	162,763	158,702
Others	27,540	31,368
Total	$1,847,263	$1,656,420

The amounts due to shareholders, originally due in November 2012, were extended to November 31, 2013. The monthly interest rate was 1%.

20.	Amount Due to Noncontrolling Interest Investor

The amount due to noncontrolling interest investor as of September 30, 2013 and December 31, 2012 were:

	September 30, 2013	December 31,
	(Unaudited)	2012
Principal	$3,182,999	$7,354,271
Interest payable to noncontrolling interest investor	2,440,018	1,692,797
Total	$5,623,017	$9,047,068

The amount due to noncontrolling interest investor, $3,182,999, was the principal amount for short-term loan from the minority interest investor from TTA. The monthly interest rate is 1.5%, with terms ranging from 1 month to 12 months. The purpose of this short-term loan was mainly to reduce temporary operational cash pressure.

The noncontrolling interest investor interest expenses for the three months ended September 30, 2013 and 2012 were $177,790 and $325,650, respectively.

The noncontrolling interest investor interest expenses for the nine months ended September 30, 2013 and 2012 were $700,259 and $ 874,661, respectively.

21.	Other Payables

Other payables were non-project related as shown below:

	September 30, 2013	December 31,
	(Unaudited)	2012
Corporate bond interest payable	$-	$130,745
Others	504,074	330,513
Total	$504,074	$461,258

22.	Taxes Payable

	September 30, 2013	December 31,
	(Unaudited)	2012
Value-added tax payable	4,190,479	3,539,608
Business tax payable	1,483,152	1,493,704
Individual income tax payable	15,826	19,753
Income tax payable	1,874	87,189
Others	459,955	437,279
Total	$6,151,286	$5,577,533

The amount others includes various taxes and surcharges charged from local Tax Bureau.

23.	Corporate Bond

On September 26, 2012, TTB issued Bonds worth an aggregate of RMB 50 million (approximately $7.9 million). The Bonds were issued to sophisticated investors including financial institutions, secured by pledging the land use right and buildings of Baoding, and were traded on an inter-bank bond market. The Bonds have a term of three years and carry an interest rate of 6.2%. Interest is paid annually on September 21. The Company repaid the entire corporate bond in August 2013.

The corporate bond interest expenses for the three months ended September 30, 2013 and 2012 were $81,275 and nil, respectively.

The corporate bond interest expenses for the nine months ended September 30, 2013 and 2012 were $327,549 and nil, respectively.

24.	Bank Borrowings

The table below presents the bank borrowing interest rates and the amount borrowed as of September 30, 2013 and December 31, 2012.

Bank Name	Annual Interest Rate	Terms		As of September 30, 2013 (Unaudited)	As of December 31, 2012
Citic Bank	7.800%	2012-12-6	2013-12-6	$4,882,892	$4,761,073
Bank of Hangzhou	7.872%	2012-3-20	2013-3-19	-	634,810
Bank of Hangzhou	7.872%	2012-4-19	2013-4-18	-	36,406
Bank of Hangzhou	7.216%	2012-4-28	2013-4-26	-	337,216
CMBC	7.200%	2012-8-31	2013-8-31	1,139,341	1,946,666
Bank of Hangzhou	6.442%	2013-1-3	2014-1-4	593,271	-
CMBC	7.135%	2013-3-16	2014-2-15	813,815	-
ICBC	5.600%	2013-9-25	2014-3-25	1,627,631	-
Bank of Hangzhou	6.000%	2013-4-1	2014-3-30	651,052	-
ICBC	6.000%	2013-6-27	2014-6-26	1,627,631	-
CMBC	7.200%	2012-8-31	2014-2-15	-	433,870
ICBC	5.600%	2013-6-25	2013-12-24	1,025,408	-
Total short-term bank borrowings				$12,361,041	$8,150,041
ICICI BANK LTD. (Scorpio)	11.990%	2012-5-1	2016-4-30	6,672	9,460
ICICI BANK LTD. (VENTO)	12.250%	2012-1-15	2015-1-14	4,698	8,516
Total long-term bank borrowings				$11,370	$17,976

The Company repaid $3,313,709 of the bank borrowings during the three-month period ended September 30, 2013. The bank loan from Citic Bank in the amount RMB30 million (US$4,882,892) was guaranteed by Mr. Peter Dong, Mr. Gavin Cheng, Mr. Phil Pan and Mr. Warren Zhao, and secured by pledging of accounts receivable from the Ordos Project. All of the remaining bank borrowings are credit loans.

The interest expenses for the three months ended September 30, 2013 and 2012 were $307,715 and 306,654, respectively.

The interest expenses for the nine months ended September 30, 2013 and 2012 were $959,591 and 703,829, respectively.

25.	Income Taxes

We are subject to income taxes on the entity level for income arising in or derived from the tax jurisdictions in which each entity is domiciled. According to the New Enterprise Income Tax Law (“NEITL”) in China, the unified Enterprise Income Tax rate is 25%. However, five of our eight subsidiaries and VIEs in China are subject to certain favorable tax policies as high-tech companies. The effective income tax rate for the three and nine months period ended September 30, 2013 was -5% and -7%, respectively.

The applicable statutory tax rate for our subsidiaries in India is 42.024%. The Company has not recorded tax provision for U.S. tax purposes as it has no profits arising in or derived from the United States and intends to reinvest accumulated earnings in its PRC operations.

The applicable statutory tax rates for our subsidiaries and VIEs in the PRC are as follows:

	Three Months Ended September 30, (Unaudited)
	2013	2012
TTB	15%	15%
BSST	15%	15%
Yanyu	15%	15%
Tranhold	25%	25%
TTA	25%	25%
Baoding	15%	15%
Yuanjie	15%	15%
Buerjin	25%	25%
Xushui	25%	25%
Consolidated Effective Income Tax Rate	-5%	0%

	Nine Months Ended September 30, (Unaudited)
	2013	2012
TTB	15%	15%
BSST	15%	15%
Yanyu	15%	15%
Tranhold	25%	25%
TTA	25%	25%
Baoding	15%	15%
Yuanjie	15%	15%
Buerjin	25%	25%
Xushui	25%	25%
Consolidated Effective Income Tax Rate	-7%	24%

The provision for income tax expense from operations consists of the following:

	Three Months Ended September 30, (Unaudited)
	2013	2012
Current:
Overseas	$-	$-
PRC	85,057	-
Deferred:
Overseas	(14,024)	-
PRC	(6,648)	-
Total income tax expense	$64,385	$-

	Nine Months Ended September 30, (Unaudited)
	2013	2012
Current:
Overseas	$-	$72,989
PRC	85,057	-
Deferred:
Overseas	(42,074)	-
PRC	175,795	528,566
Total income tax expense	$218,778	$601,555

Significant components of the Company’s deferred tax liabilities are as follows:

	September 30, 2013	December 31, 2012
	(Unaudited)
Current:
Deferred tax liabilities:
Revenue recognition based on percentage of completion	1,551,844	1,782,786
Total net deferred tax liabilities	$1,551,844	$1,782,786

Long-term:
Deferred tax liabilities:
Revenue recognition based on percentage of completion	3,710,738	3,264,476
Intangible assets valuation in business combination	373,686	35,314
Total net deferred tax liabilities	$4,084,424	$3,699,790

Income tax reconciliation for the three months ended September 30, 2013 and 2012 are as follows:

	Three Months Ended September 30, (Unaudited)
	2013	2012
PRC federal statutory tax rate	25%	25%
Taxable income (loss)	$210,014	$(871,739)
Computed expected income tax expense	52,504	(217,935)
Effect of different tax rates	(140,292)	217,935
Effect of operation loss	152,173	-
Nondeductible items	-	-
Income tax expense	$64,385	$-

	Nine Months Ended September 30, (Unaudited)
	2013	2012
PRC federal statutory tax rate	25%	25%
Taxable (loss) income	$(1,698,272)	$2,470,232
Computed expected income tax expense	424,568	617,558
Effect of different tax rates	(246,311)	(68,261)
Effect of operation loss	863,614	52,258
Nondeductible items	26,043	-
Income tax expense	$218,778	$601,555

26.	Warrants

As of September 30, 2013 and December 31, 2012, the Company has 229,274 warrants outstanding for ordinary shares. None of these warrants were exercised by September 30, 2013. During the quarter ended September 30, 2013 and 2012, the Company recorded no warrant expenses as general and administrative expenses.

During the nine month ended September 30, 2013 and 2012, the Company recorded no warrants as general and administrative expense.

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

The fair value of options on the grant-date of September 9, 2009 was $3.53 per share, which was estimated by using the Black-Scholes Model. The total fair value of the options was $1,855,015. 313,500 and 210,200 options were vested as of September 30, 2013 and December 31, 2012, respectively. 93,700 and 93,700 options were exercised as of September 30, 2013 and December 31, 2012, respectively. A total of 9,000 and 9,000 options were forfeited as of September 30, 2013 and December 31, 2012, respectively.

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

The option compensation expenses recognized were $96,808 and $421,376 for three months ended September 30, 2013 and 2012, respectively.

The following table summarizes the outstanding options, related weighted average fair value and life information as of September 30, 2013.

	Options Outstanding			Options Exercisable
Range of Exercise Price Per Share	Number outstanding as of September 30,2013	Weighted Average Fair Value	Weighted average Remaining Life (Years)	Number Exercisable as of September 30,2013	Weighted Average Exercise Price
$2.75 - $7.63	893,312	$3.41	5.66	773,112	$5.93

A summary of option activity under the employee share option plan as of September 30, 2013 and 2012, and changes during the periods then ended is presented below:

Options	Number of shares	Exercise Price	Remaining Life(Years)	Aggregated Intrinsic Value
Outstanding as of January 01, 2013	893,312	$5.93	6.41	$-
Granted during the period	-	-	-	-
Exercised during the period	-	-	-	-
Forfeited during the period	-	-	-	-
Outstanding as of September 30, 2013	893,312	$5.93	5.66	$-

Options	Number of shares	Exercise Price	Remaining Life(Years)	Aggregated Intrinsic Value
Outstanding as of January 01, 2012	426,400	$6.75	2.69	$-
Granted during the period	450,016	7.63	9.73	-
Exercised during the period	-	-	-	-
Forfeited during the period	(3,600)	6.75	2.57	-
Outstanding as of September 30, 2012	872,816	$7.20	6.32	$-

A summary of unvested options under the employee share option plan as of September 30, 2013 and 2012, and changes during the periods then ended is presented below:

Options	Number of Shares	Fair Value
Unvested as of January 01, 2013	437,004	$2.32
Granted during the period	-	-
Vested during the period	(322,204)	1.93
Forfeited during the period	-	-
Unvested as of September 30, 2013	114,800	$3.41
Expected to vest thereafter	114,800	$3.41

Options	Number of Shares	Fair Value
Unvested as of January 01, 2012	309,900	$3.53
Granted during the period	-	-
Vested during the period	-	-
Forfeited during the period	(3,600)	-
Unvested as of September 30, 2012	306,300	$3.53
Expected to vest thereafter	306,300	$3.53

The total fair value of the unvested options at September 30, 2013 is $390,990, and the weighted average remaining life is 6.4 years.

28.	Net (Loss) Income per Ordinary Share

The following table presents a reconciliation of basic and diluted net (loss) income per share:

	Three months ended September 30, (Unaudited)
	2013	2012
Net loss attributable to Tri-Tech Holding Inc.	$(1,230,576)	$(677,022)
Weighted-average shares of ordinary share used to compute basic net loss per share	8,407,085	8,215,536
Effect of dilutive ordinary share equivalents:
Dilutive effect of warrants	-	-
Dilutive effect of employee stock options	-	-
Shares used in computing diluted net loss per ordinary share	8,407,085	8,215,536
Basic net loss per ordinary share	$(0.15)	$(0.08)
Diluted net loss per ordinary share	$(0.15)	$(0.08)

	Nine months ended September 30, (Unaudited)
	2013	2012
Net (loss) income attributable to Tri-Tech Holding Inc	$(2,931,369)	$2,131,990
Weighted-average shares of ordinary share used to compute basic net (loss) income per share	8,304,503	8,201,771
Effect of dilutive ordinary share equivalents:
Dilutive effect of warrants	-	-
Dilutive effect of employee stock options	-	-
Shares used in computing diluted net (loss) income per ordinary share	8,304,503	8,201,771
Basic net (loss) income per ordinary share	$(0.35)	$0.26
Diluted net (loss) income per ordinary share	$(0.35)	$0.26

All warrants and options have anti-dilutive effect due to the fact that the weighted average exercise price per share of these warrants and options are higher than the weighted average market price per share of ordinary shares during the three and nine months ended September 30, 2013.

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

The Company has one customer who represented 11% of the Company’s revenue for the quarter ended September 30, 2013. The Company does not have customers who represented over 10% of the Company’s revenue for the nine months ended September 30, 2013.

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

30.	Commitments and Contingencies

Operating Leases

As of September 30, 2013, the Company had commitments under certain operating leases, requiring annual minimum rentals as follows:

For the years ending December 31,	Amount
Remainder of 2013	$178,480
2014	698,580
2015	430,091
2016	227,063
Total	$1,534,214

The leased properties are principally located in the PRC and are used for administration and research and development purposes. The terms of these operating leases vary from one to five years. Pursuant to the contracts, when they expire, we have the rights to extend them with new negotiated prices. Rental expenses were $158,951 and $289,033 for the quarter ended September 30, 2013 and 2012, respectively. Rental expenses were $710,282 and $816,349 for the nine months ended September 30, 2013, and 2012, respectively.

Capital Commitment

In relation to the construction of our research, development and production base in Baodi, Tianjin, the Company committed to pay the construction suppliers an approximate amount of $4.7 million in September 2013 for the undergoing contracts.

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

For the Three Months Ended September 30, 2013 and 2012 (Unaudited)

	Segment 1		Segment 2		Segment 3		Total
	2013	2012	2013	2012	2013	2012	2013	2012
Revenues	$1,293,335	6,430,937	4,621,950	6,660,438	3,187,144	5,055,436	9,102,429	18,146,811
Cost of revenues	933,677	4,892,043	3,595,225	5,082,450	2,227,117	3,507,236	6,756,019	13,481,729
Operating expenses:
Selling and Marketing Expenses	180,015	342,626	332,785	401,894	98,976	287,087	611,776	1,031,607
General and Administrative Expenses	2,928,859	1,990,660	570,452	887,655	594,123	1,029,710	4,093,434	3,908,025
Research and Development	136,629	6,087	-	987	63,734	-	200,363	7,074
Total operating expenses	3,245,503	2,339,373	903,237	1,290,536	756,833	1,316,797	4,905,573	4,946,706
Other income (expenses), net	1,351,198	(351,926)	(93,929)	(66,171)	(41,501)	(165,474)	1,179,768	(583,571)
Income (loss) before income taxes	$(1,570,647)	(1,152,405)	29,559	221,281	161,693	65,929	$1,379,395	(865,195)

For the Nine Months Ended September 30, 2013 and 2012 (Unaudited)

	Segment 1		Segment 2		Segment 3		Total
	2013	2012	2013	2012	2013	2012	2013	2012
Revenues	$5,529,204	23,192,338	14,026,865	21,351,028	16,309,805	15,865,291	35,865,874	60,408,657
Cost of revenues	3,862,894	17,144,262	10,900,762	15,692,903	12,793,867	11,864,844	27,557,523	44,702,009
Operating expenses:
Selling and Marketing Expenses	791,355	790,773	1,174,113	1,285,668	541,385	730,012	2,506,853	2,806,453
General and Administrative Expenses	5,561,973	4,910,928	1,676,699	2,417,947	2,396,813	2,680,056	9,635,485	10,008,931
Research and Development	252,816	18,005	-	69,467	139,621	-	392,437	87,472
Total operating expenses	6,606,144	5,719,706	2,850,812	3,773,082	3,077,819	3,410,068	12,534,775	12,902,856
Other income (expenses), net	1,326,024	96,243	(258,697)	(128,413)	(128,585)	(294,846)	938,742	(327,016)
Income (loss) before income taxes	$(3,613,810)	424,613	16,594	1,756,630	309,534	295,533	$(3,287,682)	2,476,776

Assets by Segment

The Company evaluates its assets by segment to generate information needed for internal control, resource allocation and performance assessment. This information also helps management to establish a basis for asset realization, determine insurance coverage, assess risk exposure, and meet requirements for external financial reporting.

Segment assets of the Company are as follows:

Segment Assets	Segment 1	Segment 2	Segment 3	Total
As of September 30, 2013	$75,853,007	$36,862,600	$46,646,450	$159,362,057
As of December 31, 2012	$89,062,709	$30,058,569	$37,556,788	$156,678,066

32.	Subsequent Event

We projected a potential loss from our project in Yelaman Township, Buerjin County, Xinjiang Uygur Autonomous Region due to dispute over quality controls as quality of materials purchased from one of the suppliers became questionable. Since the client, the supplier and we couldn’t agree on a ramification, we determined that the potential risk exceeded our projection, and terminated the execution of the contract. Meanwhile, we started to seek for solutions to protect and to defend our interests. Cautiously, The Company recognized, in its worst case scenario, approximately $1.6 million as bad debt under General and Administrative Expenses.

