Form 10-K
period 2013-12-31
Tri-Tech Holding, Inc.
filed 2014-07-23
CIK 1460801

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2013
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to .

Commission File Number 001-34427

TRI-TECH HOLDING INC.

(Exact name of registrant as specified in its charter)

Cayman Islands	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

10th Floor of Tower B, Baoneng Center,

Futong East Road, Chaoyang District, Beijing 100102 China

(Address of principal executive offices and zip code)

+86 (10) 5732-3666

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Ordinary Shares, $0.001 par value per share	NASDAQ Capital Market*

Securities registered under Section 12(b) of the Exchange Act: None

* On July 18, 2014, The NASDAQ Stock Exchange informed the Registrant that its securities would be delisted from the NASDAQ Capital Market. As of the date of this filing, the securities remain registered under Section 12(b) of the Exchange Act.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes   ☐     No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☐    No  ☒  * As of the date of this filing, the Registrant has not yet filed its Form 10-Q for the quarter ended March 31, 2014.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.45 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☒ * As of the date of this filing, the Registrant has not yet submitted electronically or posted on its corporate website the Interactive Data File associated with the Form 10-Q for the quarter ended March 31, 2014.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the ordinary shares, $0.001 par value per share (“Shares”), of the registrant held by non-affiliates on June 30, 2013 was $6,552,628, based on a closing price of $1.33 per share and 4,926,788 shares held by non-affiliates on that date.

The Company is authorized to issue 30,000,000 Shares. As of the date of this report, the Company has issued and outstanding 8,449,774 Shares, excluding 21,100 treasury Shares.

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

Examples of forward-looking statements include:

1.	projections of revenue, earnings, capital structure and other financial items;

2.	statements of the company’s plans and objectives;

3.	statements regarding the capabilities and capacities of the company’s business operations;

4.	statements of expected future economic performance; and

5.	assumptions underlying statements regarding the company or its business.

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

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to update this forward-looking information. Nonetheless, the Company reserves the right to make such updates from time-to time by press release, periodic report or other method of public disclosure without the need for specific reference to this Report. No such update shall be deemed to indicate that other statements not addressed by such update remain correct or create an obligation to provide any other updates.

ii

PART I

Item 1.	Business

Overview

Tri-Tech is an innovative provider of consulting, engineering, procurement, construction and technical services. The Company supports government, state-owned entities and commercial clients by providing water and wastewater treatment, water resource management, and industrial emission and, prior to November 27, 2013, safety control solutions. As described in greater detail below, effective November 27, 2013, Tri-Tech deconsolidated Beijing Satellite S&T Co., Ltd. (“BSST”) due to a loss of control of BSST as of such date. With intellectual properties and capable employees in China, the U.S. and India, Tri-Tech’s capabilities span the cycle of innovation from development through implementation and operation.

The Company operates in three segments:

1.Water, Wastewater Treatment and Municipal Infrastructure (“WWTM”);

2. Water Resource Management System and Engineering Services (“WRME”); and

3. Industrial Pollution Control and Safety (“IPCS”; after November 27, 2013, this segment ceased to provide safety products).

Through its subsidiaries, variable interest entities (“VIE”) and joint venture partnership, the Company:

1.	Provides proprietary and third-party products, integrated systems and other services for water resource monitoring, development, utilization and protection;

2.	Designs water works and customized facilities for reclaiming and reusing water and sewage treatment for China’s municipalities;

3.	Designs systems that track natural waterway levels for flood and drought control, monitor groundwater quality, manage water resources and irrigation systems; and

4.

Provides systems for volatile organic compound (“VOC”) abatement, odor control, water and wastewater treatment, water recycling facilities design, project engineering, procurement and construction for petroleum refineries, petrochemical and power plants as well as clean production technologies for oil and gas field exploration and pipelines. Prior to the deconsolidation of BSST, the Company also provided safety-related technologies for these industries.

Our corporate structure has changed to reflect the nature of the projects in which we are engaged, both domestically and internationally.

Historic Corporate Structure:

Through November 27, 2013, our corporate structure was as follows:

Recent Corporate Developments:

Guang (Gavin) Cheng is the former CEO of the Company, a current member of the board and current Legal Representative of BSST. On November 11, 2013, Guang (Gavin) Cheng took possession of BSST’s corporate chops and other materials without the Company’s permission. Each legally registered Company in China is required to have company chops, which have to be registered with the Public Security Bureau (“PSB”). The company chops are required on all official documents such as contracts, bank account applications and labor contracts. The company chops legally represent a company in dealing with third parties and are therefore valid even without a signature.

On November 27, 2013, Guang (Gavin) Cheng’s representative met with the Company’s Chairperson, Warren Zhao. The representative informed Mr. Zhao that Mr. Cheng intended to challenge the validity of the contractual relationship by which the Company controlled BSST. The Board of Directors concluded at a meeting held on December 11, 2013 that Mr. Cheng’s actions constituted a breach of his duty of loyalty to the Company. Consequently, the Board voted to remove Mr. Cheng from all positions from which the Board could remove Mr. Cheng. The Board also voted to recommend that the Company’s shareholders replace Mr. Cheng on the Board at the next annual shareholders’ meeting. In addition, the Board suspended Mr. Cheng’s ability to act on Company’s behalf.

As a result of the foregoing and subsequent events demonstrating loss of the ability to unilaterally control BSST, the Company has deconsolidated BSST, effective as of November 27, 2013.

2

As a result, at December 31, 2013, our corporate structure was as follows:

On April 21, 2014, the company divested its interest in Beijing Huaxia Yuan Jie Water Tech. Co., Ltd. (“Yuanjie”). As of the date of this filing (taking into account that the divestiture of Yuanjie occurred after the end of the year ended December 31, 2013), our corporate structure is as follows:

Beijing Zhi Shui Yuan Water Tech Co., Ltd. ("Zhi Shui Yuan") was established on January 15, 2014 with a registered capital of RMB 2 million or approximately $327,800. Warren Zhao and Peter Dong are the shareholders of Zhi Shui Yuan and each controls 50% of Zhi Shui Yuan, but such control is constrained by certain contractual agreements described in greater detail below.

On March 25, 2014, all 18 individual shareholders signed share transfer agreements with Zhi Shui Yuan transferring their aggregate holding of 92.86% to Zhi Shui Yuan and terminated their VIE contractual obligations with Tri-Tech (Beijing) Co., Ltd. (“WFOE"). On March 25, 2014, Zhi Shui Yuan and its shareholders, Warren Zhao and Peter Dong, signed VIE contractual agreements with WFOE.

Business Strategies

To strengthen our competitiveness and enhance profitability, we have been undertaking the following operating strategies.

Control of costs.

In 2013, the Company scrutinized every aspect of its business to improve the cost efficiency. Workloads and flows were reconfigured to reduce administrative efforts so that administrative employees could be reassigned to operational roles or no longer required. Office space was reduced when the number of employees decreased. Expenses and capital investments were carefully monitored to ensure that each transaction served pre-approved purposes.

Realignment of business focus.

Negative cash flow and deteriorating operating results have hurt the Company’s operations. Consequently, cash flow management and the emphasis of profitability became the centers of the realignment. The Company believes that focusing on treatment of water and air pollution with our advanced technology and competency should improve our cash position and profitability.

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

Segment 3: Industrial Pollution Control and Safety (“IPCS”)

Equipped with a variety of technologies and products, such as zero liquid discharge (“ZLD”), multi-effect evaporation, multi-flash evaporation, as well as emissions control, IPCS focuses on industrial water, wastewater treatment and seawater desalination for industrial production and pollution control in the petroleum and power industries. Projects in this segment include traditional Engineering Procurement Construction (“EPC”) of equipment and modules, and the operation and maintenance of industrial wastewater treatment plants. For petroleum refineries, petrochemical factories and power plants, the Company provides systematic solutions for volatile organic compound abatement, odor control, water and wastewater treatment, and water recycling. Prior to November 27, 2013 through BSST, the Company also provided safe and clean production technologies for oil and gas field exploration and pipeline transportation.

Revenues by Segment

During the year ended December 31, 2013, Segment 1 contributed 17.3% of the total revenues; Segment 2 contributed 40.2%; and Segment 3 contributed the remaining 42.4%.

	For Year ended December 31, 2013
	Segment 1:	%	Segment 2:	%	Segment 3:	%	Total:	%
System Integration	$7,611,026	100.0%	$13,534,981	76.6%	$16,013,074	85.9%	$37,159,081	84.6%
Hardware Products	$-	-	$4,138,775	23.4%	$2,636,650	14.1%	$6,775,425	15.4%
Total Revenues	$7,611,026	100.0%	$17,673,756	100.0%	$18,649,724	100.0%	$43,934,506	100.0%

BSST’s operations are reflected in the results for Segment 3. The following table shows the effect of removing BSST’s revenues from the financial statements of the Company for the year ended December 31, 2013:

	For Year ended December 31, 2013
	Segment 1:			Segment 2:			Segment 3:			Total:
	With BSST	Without BSST	Difference	With BSST	Without BSST	Difference	With BSST	Without BSST	Difference	With BSST	Without BSST	Difference
System Integration	7,611,026	7,611,026	-	13,534,981	13,534,981	-	16,013,074	9,125,792	6,887,282	37,159,081	30,271,799	6,887,282
Hardware Products	-	-	-	4,138,775	4,138,775	-	2,636,650	483,098	2,153,552	6,775,425	4,621,873	2,153,552
Total Revenues	7,611,026	7,611,026	-	17,673,756	17,673,756	-	18,649,724	9,608,890	9,040,834	43,934,506	34,893,672	9,040,834

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

Backlog and Pipeline

The Company’s backlog represents the amount of contract work remaining to be completed, that is, revenues from existing contracts and work in progress in current period expected to be recognized, based on the assumption that these projects will be completed on time according to the project schedules. The following tables show comparisons of the year ended December 31, 2013 against the year ended December 31, 2012 assuming the inclusion and exclusion of BSST and Yuanjie from 2012 backlog and pipeline numbers.

The following table provides backlog by segment (BSST and Yuanjie excluded) as of December 31, 2013, in comparison to that (BSST and Yuanjie included) as of December 31, 2012.

	December 31, 2013 (BSST and Yuanjie Excluded)		December 31, 2012 (BSST and Yuanjie Included)
	USD Million	% of Total Backlog	USD Million	% of Total Backlog	% Change
Segment 1:	31.4	76.4%	38.7	64.4%	(18.9)%
Segment 2:	5.1	12.4%	6.7	11.1%	(23.9)%
Segment 3:	4.6	11.2%	14.7	24.5%	(68.7)%
Total	41.1	100.0%	60.1	100.0%	(31.6)%

Backlog decreased moderately in Segments 1 and 2 and significantly in Segment 3. This reflects both (i) the recognition of revenues in projects in Segments 1, 2 and 3 in 2012 and (ii) that such recognized revenues were not replaced with an equivalent amount of new projects in such Segments. Segment 1 had 64.4% of the total backlog in 2012, but only contributed 17.3% of the total revenues in 2013. It was mainly related to the nearly completed Ordos project and delayed India projects. The details related to the delay are discussed in greater detail in the operating results section. Backlog in Segment 3 declined significantly because of the deconsolidation of BSST, the amount of new projects also decreased.

 The following table provides backlog by segment (BSST, $6.7 million, and Yuanjie, $1.1 million, excluded) as of December 31, 2013, in comparison to that (BSST, $4.4 million, and Yuanjie, $2.0 million, excluded) as of December 31, 2012.

December 31, 2013 (BSST and Yuanjie Excluded)			December 31, 2012 (BSST and Yuanjie Excluded)
	USD Million	% of Total Backlog	USD Million	% of Total Backlog	% Change
Segment 1:	31.4	76.4%	36.7	61.1%	(14.4)%
Segment 2:	5.1	12.4%	6.7	11.1%	(24.5)%
Segment 3:	4.6	11.2%	10.6	17.6%	(56.3)%
Total	41.1	100.0%	54.0	89.9%	(23.9)%

Backlog decreased moderately in Segments 1 and 2 and significantly in Segment 3. This reflects both (i) the recognition of revenues in projects in Segments 1, 2 and 3 in 2012 and (ii) that such recognized revenues were not replaced with an equivalent amount of new projects in such Segments.

Pipeline represents the values of projects we have been actively pursuing. Our pipeline as of December 31, 2013 was $11.7 million in Segment 1, $13.5 million in Segment 2 and $1.1 million in Segment 3.

	December 31, 2013		December 31, 2012
	USD Million	% of Total Pipeline	USD Million	% of Total Pipeline	% Change
Segment 1:	11.7	44.5%	50.7	57.6%	(76.9)%
Segment 2:	13.5	51.3%	2.5	2.8%	440.0%
Segment 3:	1.1	4.2%	34.8	39.4%	(96.8)%
Total	26.3	100.0%	88.0	100.0%	(70.1)%

Having a dynamic nature, the value of projects moves from pipeline into backlog when we secure the project and from backlog to revenue based on percentage of completion. We cannot guarantee that projects represented in pipeline will ultimately become projects in our backlog.

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

Employees

As of December 31, 2013, the Company employed 286 personnel, 63 of which focused on projects. Of all employees, 34.3% were in technical, 10.8% were in sales, 22.1% were in manufacture, 8.7% were in accounting and finance, and 24.1% were in administration. There were no part-time employees. The number of employees reflects the fact that BSST was deconsolidated as of November 27, 2013; accordingly such figures do not include the number of individuals employed by BSST. By contrast, employees of Yuanjie are included as such entity was part of the Company at December 31, 2013.

Enforceability of Civil Liabilities

We are incorporated as an exempted company limited by shares under the laws of Cayman Islands. In addition, some of our directors and officers reside outside the United States, and all or a substantial portion of their assets and our assets are or may be located in jurisdictions outside the United States. Therefore, it may be difficult for investors to serve process within the United States upon our non-U.S. directors and officers or to recover against our company, or our non-U.S. directors and officers on judgments of U.S. courts, including judgments predicated upon the civil liability provisions of the U.S. federal securities laws. However, we may be served with process in the United States with respect to actions against us arising out of or in connection with violations of U.S. federal securities laws relating to transactions covered by this report by serving Phil Fan, 6501 Chaucer Road Willowbrook, IL 60527, Tel (630) 468-2361, our U.S. agent irrevocably appointed for that purpose.

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

Item 1A.           Risk Factors.

Smaller reporting companies are not required to provide this disclosure.

Item 1B.           Unresolved Staff Comments.

None.

Item 2.          Properties.

The following is a list of properties leased and occupied by our company during the year ended December 31, 2013.

Address	Type	Status as of Date of Filing	Notes
16th F, Tower B, Renji Plaza, 101 Jingshun Road, Chaoyang District, Beijing, China	Rental	No longer occupied	Early termination on May 1, 2014. A penalty of approximately $166,600 was paid to avoid paying the rent for another 28 months at approximately $34,400 per month, or approximately $683,200 over the course of the lease.
15th F, Tower B, Renji Plaza, 101 Jingshun Road, Chaoyang District, Beijing, China	Rental	No longer occupied	Early termination on August 31, 2013. A penalty of $128,800 was paid to avoid paying for the rent for another 36 month at $31,600 per month, or approximately $1,137,600 over the course of the lease.
4th Floor, Kaide A Complex, 7 Rongyuan Road, Huayuan Property Management Zone, Tianjin, China	Rental	No longer occupied	Lease ended on March 31, 2013. No penalty was incurred.
10th Floor of Tower B, Baoneng Center, Futong East Road, Chaoyang District, Beijing, China	Rental	Occupied	Shared the office space with Yanyu as the principal office in Beijing

Item 3.          Legal Proceedings.

Class action against the Company.

The case of Joy Singh, Individually and on Behalf of Herself and All Others Similarly Situated v. Tri-Tech Holding Inc., 13-CV-9031-KMW, was filed on or about December 20, 2013, in the United States District Court for the Southern District of New York.

The Complaint for violating the Federal Securities Laws in this putative class action generally alleges that the Company made false and/or misleading statements, and failed to disclose material adverse facts about the Company’s allegedly deficient disclosure and internal controls. The Complaint alleges that, when the market learned of the deficient disclosure and internal controls, the price of the Company’s stock fell and trading was halted by the NASDAQ, causing substantial damage to class members.

On behalf of a putative class of all persons and entities who purchased the Company’s common stock between March 26, 2012 and December 12, 2013, the Complaint claims violations of Section 10(b) of the Exchange Act of 1934 and Rule 10b-5 promulgated thereunder.  The Complaint seeks compensatory damages in an unspecified amount on behalf of the putative class, as well as reasonable costs and expenses, including counsel fees and expert fees.

On March 14, 2014, the Court appointed two groups of plaintiffs – the “Tri-Tech Group” and the “Baker Group” – as Lead Plaintiffs pursuant to Section 21D(a)(3)(B) of the Securities Exchange Act of 1934, without prejudice to the Company’s right to challenge the adequacy, typicality, or ability of Lead Plaintiffs to represent the absent class members or the propriety of this case being certified as a class action.  The Court appointed the Rosen Law Firm P.A. and Gainey McKenna & Egelston as Lead Counsel for all plaintiffs and the putative class.

On June 3, 2014, the Lead Plaintiffs filed an Amended Complaint for violating the Federal Securities Laws.  The Amended Complaint generally alleges that the Company made false and misleading statements in that it lacked internal controls and improperly consolidated and included the financial results of the Company’s affiliates even though the Company allegedly did not control these affiliates.  The Amended Complaint names as defendants the Company and ten of the Company’s current or former directors and officers.

The Amended Complaint is brought on behalf of a putative class of all persons and entities who purchased the Company’s securities between March 26, 2012 and December 12, 2013, and seeks compensatory damages in an unspecified amount on behalf of the putative class, as well as reasonable costs and expenses, including legal fees and expert fees.  It asserts claims for (i) violation of Section 10(b) of the Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and (ii) “controlling person” liability against the individual defendants under Section 20(a) of the Exchange Act.  The deadline for the Company to move against or answer the Amended Complaint is August 4, 2014.

The Company is currently pursuing two civil cases against its former Chief Executive Officer, Guang (Gavin) Cheng:

1. BSST filed a lawsuit against Guang (Gavin) Cheng with Beijing Chaoyang People's Court on March 12, 2014, demanding Guang (Gavin) Cheng to return BSST’s corporate chops and business license, which Guang (Gavin) Cheng, in the Company’s opinion, was no longer permitted to processes after his removal as the legal representative and executive director of BSST by a Board meeting resolution on December 25, 2013.

A court date has been scheduled on September 9, 2014.

2. Tranhold filed a lawsuit against Guang (Gavin) Cheng with Beijing Chaoyang People's Court on January 6, 2014, demanding Guang (Gavin) Cheng to restitute BSST’s 42% equity interest held by him to Tranhold. On November 2, 2010, Tranhold agreed to transfer 42% of the equity of BSST to Guang (Gavin) Cheng at a total price of RMB 21 million, and Guang (Gavin) Cheng was obliged to make a payment of RMB 21 million to Tranhold. Tranhold completed the equity transfer, but Guang (Gavin) Cheng never completed the payment. On December 17, 2013, Guang (Gavin) Cheng acknowledged the receipt of a notice for payment sent by Tranhold but continued to ignore his obligation. On December 23, 2013, Tranhold exercised its right to terminate the agreement and demanded Guang (Gavin) Cheng to restitute BSST’s 42% equity.

A court date has been scheduled on September 9, 2014.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) None.

(b) None.

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

Consolidation of Variable Interest Entities (“VIE”)

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

TRIT’s VIEs include: Tranhold, Yanyu and, prior to its deconsolidation, BSST. TRIT is involved in each VIE and understands the purpose and design of these entities. It also performs a significant role in these entities’ ongoing business. It is obligated to absorb losses of the VIE entities as well as benefit from them. Therefore, the VIEs are consolidated in the Company’s December 31, 2011 and 2010 consolidated financial statements. These VIEs are continually monitored by the Company to determine if any events have occurred that could cause its primary beneficiary status to change.

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

These agreements of Tranhold, BSST and Yanyu consist of the following:

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

The following is a summary of the currently effective contracts by and among TTB, Zhi Shui Yuan and the shareholders of Zhi Shui Yuan.

Exclusive Business Cooperation Agreement Zhi Shui Yuan and TTB has entered into an Exclusive Business Cooperation Agreement with TTB on March 25, 2014, under which BBT has the exclusive right to provide, among other things, technical support, business support and related consulting services to Zhi Shui Yuan and Zhi Shui Yuan agrees to accept all the consultation and services provided by TTB. Without TTB’s prior written consent, Zhi Shui Yuan is prohibited from engaging any third party to provide any of the services under this agreement. In addition, TTB exclusively owns all intellectual property rights arising out of or created during the performance of this agreement. Zhi Shui Yuan agrees to pay a monthly service fee to TTB at an amount determined solely by TTB after taking into account factors including the complexity and difficulty of the services provided, the time consumed, the seniority of TTB’s employees providing services to Zhi Shui Yuan, the value of services provided, the market price of comparable services and the operating conditions of Zhi Shui Yuan.

Exclusive Option Agreements TTB, Zhi Shui Yuan and each of its respective shareholders have entered into an Exclusive Option Agreement on March 25, 2014, under which each of the shareholders irrevocably granted TTB or its designated representative(s) an exclusive option to purchase, to the extent permitted under PRC law, all or part of his equity interests in Zhi Shui Yuan. In addition, TTB has the option to acquire the equity interests of Zhi Shui Yuan for a specified price equal to the loan provided by TTB to the individual shareholders. If the lowest price permitted under PRC law is higher than the above price, the lowest price permitted under PRC law shall apply. TTB or its designated representative(s) has sole discretion as to when to exercise such options, either in part or in full. Without TTB’s prior written consent, Zhi Shui Yuan’s shareholders shall not sell, transfer, mortgage, or otherwise dispose any equity interests in Zhi Shui Yuan.

Loan Agreements Pursuant to the loan agreements dated January 14, 2014 between TTB and each individual shareholder of Zhi Shui Yuan, TTB provided loans with an aggregate amount of RMB2 million to the individual shareholders of Zhi Shui Yuan for the sole purpose of providing capital for Zhi Shui Yuan. The loans can only be repaid by transferring the individual shareholders’ equity interest in Zhi Shui Yuan to TTB or its designated person pursuant to the Exclusive Option Agreements. The loan shall be interest-free, unless the transfer price exceeds the principal of the loan when each individual shareholder of Zhi Shui Yuan transfers his equity interests in Zhi Shui Yuan to TTB or TTB’s designated person(s). Such excess over the principal of the loan shall be deemed the interest of the loan to the extent permitted under PRC law.

Equity Interest Pledge Agreements Under the equity interest pledge agreements dated March 25, 2014 between TTB, Zhi Shui Yuan and each of the shareholders of Zhi Shui Yuan, the shareholders pledged all of their equity interests in Zhi Shui Yuan to TTB to guarantee Zhi Shui Yuan’s and Zhi Shui Yuan’s shareholders’ performance of their obligations under the contractual arrangements including, but not limited to the service fees due to TTB. If Zhi Shui Yuan or any of Zhi Shui Yuan’s shareholders breaches its contractual obligations under the contractual arrangements, TTB, as the pledgee, will be entitled to certain rights and entitlements, including receiving proceeds from the auction or sale of whole or part of the pledged equity interests of Zhi Shui Yuan in accordance with legal procedures. TTB has the right to receive dividends generated by the pledged equity interests during the term of the pledge. If any event of default as provided in the contractual arrangements occurs, TTB, as the pledgee, will be entitled to dispose of the pledged equity interests in accordance with PRC laws and regulations. The pledge will become effective on the date when the pledge of equity interests contemplated in these agreements are registered with the relevant local administration for industry and commerce and will remain binding until Zhi Shui Yuan and its shareholders discharge all their obligations under the contractual arrangements.

Powers of Attorney Pursuant to the powers of attorney dated March 25, 2014 issued by each of the shareholders of Zhi Shui Yuan, the shareholders of Zhi Shui Yuan each irrevocably appointed TTB as the attorney-in-fact to act on their behalf on all matters pertaining to Zhi Shui Yuan and to exercise all of their rights as a shareholder of Zhi Shui Yuan, including but not limited to attend shareholders’ meetings, vote on their behalf on all matters of Zhi Shui Yuan requiring shareholders’ approval under PRC laws and regulations and the articles of association of Zhi Shui Yuan, designate and appoint directors and senior management members. TTB may assign its rights under this power of attorney to any other person or entity at its sole discretion without prior notice to the shareholders of Zhi Shui Yuan.

Spousal Consent Letters Ms. Liu Jing, the spouse of Mr. Zhao Wanzong, and Ms. Zhang Haifang, the spouse of Mr. Dong Pengyu, executed spousal consent letters on March 25, 2014. Pursuant to the spousal consent letters, each of Ms. Liu Jing and Ms. Zhang Haifang (i) undertook not to make any assertions in connection with the equity interests in Zhi Shui Yuan held by her spouse; (ii) confirmed that her spouse can perform the equity interest pledge agreements, the exclusive option agreements, the power of attorney and the loan agreements and to further amend or terminate such documents absent authorization or consent from her; (iii) undertook to execute all necessary documents and take all necessary actions to ensure appropriate performance of the equity interest pledge agreements, the exclusive option agreements, the power of attorney and the loan agreements; and (iv) agreed and undertook to be bound by the equity interest pledge agreements, the exclusive option agreements, the power of attorney, the loan agreements and the exclusive business cooperation agreement and comply with the obligations thereunder as an equity holder of Zhi Shui Yuan if she obtain any equity interests in Zhi Shui Yuan held by her spouse for any reason.

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

On November 11, 2013, Guang (Gavin) Cheng, took possession of BSST’s chops and other materials without the Company’s permission. Guang (Gavin) Cheng is the former CEO of the Company, a current member of the board and current Legal Representative of BSST.

On November 27, 2013, Guang (Gavin) Cheng’s representative met with the Chairperson of the Company, Warren Zhao. The agent informed Mr. Zhao that Mr. Cheng intended to challenge the validity of the contractual relationship by which the Company controlled BSST. Because the Board of Directors concluded at a meeting held on December 11, 2013 that Mr. Cheng’s actions constituted a breach of his duty of loyalty to the Company, they voted to remove Mr. Cheng from all positions from which the Board of Directors could remove Mr. Cheng and to recommend that shareholders of the Company replace Mr. Cheng on the Board of Directors at the next annual shareholder meeting. In addition, the Board of Directors suspended Mr. Cheng’s ability to act on behalf of the Company.

As a result of the foregoing and subsequent events demonstrating loss of the ability to unilaterally control BSST, the Company has deconsolidated BSST, effective as of November 27, 2013.

Revenue Recognition

The Company’s revenues consist primarily of two categories: (i) system integration and (ii) hardware products. The Company recognizes revenue when the consideration to be received is fixed or determinable, products delivered or services rendered, and collectability ensured.

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

Accounts Receivable

Being a project-based company with long lead time periods of 6 months to 2 or even 3 years, the Company’s accounts receivable period is 157 days. Given the characteristics of the clientele, the Company is confident that its accounts receivable are of good quality even though its accounts receivable days are relatively long compared with companies in other industries. In case of any event that indicates accounts receivable quality deterioration, management will reassess the bad debt provision within the period such event occurs.

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

Results of Operations

Overview for 2013 and 2012

The operating revenues are primarily derived from system design and integration, hardware product design and manufacturing and sales. The revenues declined from 2012 to 2013. BSST was consolidated from January 1, 2013 to November 27, 2013. Key metrics for 2013 include the following:

•	Total revenues decreased by 39.5% in 2013 from the same period of 2012. This decrease is primarily attributable to the progress of the Ordos and India projects. Revenues from the Ordos project decreased by $5.6 million. For the Xushui project, 65% of the total contract amount was recognized as revenue in 2012 while only 20% was recognized in 2013, which led to a decrease of $7.0 million as compared with 2012. For the India Projects, only 5% of the total contract amount was recognized in 2013 while 25% of the contract amount was recognized in 2012, which led to a decrease of $7.0 million. The Ordos project is nearly complete, resulting in lower revenues from the project in 2013. The India projects, on the other hand, received later-than-anticipated Indian government approvals, which led to slower progress and, as a result, lower revenues, than expected.

•	Total cost of revenues decreased by 36.5% from 2012 to 2013. This decrease is due to the decrease of related revenue.

•	Total operating expenses were $20,373,754 for 2013, an increase of 11.3%, compared with the amount in 2012. Due to the deconsolidation of BSST, the Company provided bad debt on other receivables related to BSST in general and administration expenses, so the total operating expenses increased.

•	Operating loss was $11,458,511 in 2013, comparing with operating income of $810,846 in 2012. The decrease was due to the decreased revenue, cost and increased operating expenses mentioned above.

•	Net loss attributable to TRIT was $13,933,160 for 2013, including net loss of BSST of $1,071,399 from January 1 to November 27, 2013. The loss on deconsolidation of BSST was $3,781,800 for 2013. Net loss attributable to TRIT was $2,264,075 for 2012.

The following are the operating results for 2013 and 2012:

Results of Operation

	Year Ended December 31,2013 ($)	% of Sales	Year Ended December 31,2012 ($)	% of Sales	Change ($)	Change (%)
Revenue	43,934,506	100.0%	72,629,552	100.0%	(28,695,046)	(39.5)%
Cost of Revenues	35,019,263	79.7%	55,129,518	75.9%	(20,110,255)	(36.5)%
Gross Margin	8,915,243	20.3%	17,500,034	24.1%	(8,584,791)	49.1%
Selling and Marketing Expenses	3,141,502	7.2%	4,148,861	5.7%	(1,007,359)	(24.3)%
General and Administrative Expenses	15,400,013	35.1%	13,987,293	19.3%	1,412,720	10.1%
Research and Development Expenses	1,832,239	4.2%	174,726	0.2%	1,657,513	948.6%
Total Operating Expenses	20,373,754	46.4%	18,310,880	25.2%	2,062,874	11.3%
Operating Loss	(11,458,511)	(26.1)%	(810,846)	(1.1)%	(10,647,665)	1,313.2%
Other Expenses	(3,167,754)	(7.2)%	(132,613)	(0.2)%	(3,035,141)	2,288.7%
Loss before Provision for Income Taxes	(14,626,265)	(33.3)%	(943,459)	(1.3)%	(13,682,806)	1,450.3%
Provision for Income Taxes	206,659	0.5%	1,808,415	2.5%	(1,601,756)	(88.6)%
Net Loss	(14,832,924)	(33.8)%	(2,751,873)	(3.8)%	(12,081,051)	439.0%
Less: Net Loss Attributable to Noncontrolling Interests	(899,764)	(2.0)%	(487,799)	(0.7)%	(411,965)	84.5%
Net Loss Attributable to TRIT	(13,933,160)	(31.7)%	(2,264,074	(3.1)%	(11,669,086)	515.4%

Revenue

The Company’s revenue for the year ended December 31, 2013 was $43,934,506, a decrease of 39.5%, compared with $72,629,552 in 2012. This decrease is primarily attributable to the decrease in the system integration category revenue, which decreased from $67,961,198 for the year ended December 31, 2012 to $37,159,081 in 2013. The Ordos project, which belongs to system integration category, decreased from $6,838,176 for the year ended December 31, 2012 to $1,416,790 in 2013 because the project was primarily completed. Similarly the Xushui project decreased from $10,056,749 for the year ended December 31, 2012 to $3,287,959 in 2013 because it was primarily completed. Revenue of the India projects decreased by $7,838,746 from 2012 to 2013 because of the delay caused because the client failed to prepare the land for us to begin in a timely fashion, resulting in redesign and the project delay. In the beginning of 2014, the land issue was addressed and we expect significant progress of India projects in 2014.

Prior to its deconsolidation, BSST’s revenue from January 1, 2013 to November 27, 2013 contributed $9,040,834 of the total revenue for 2013.

BSST contributed $8,465,764 of the revenue for 2012.

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

Cost of revenue was $35,019,263 in the year ended December 31, 2013, a decrease of 36.5%, from $55,129,518 in the same period of 2012. The system integration category, which was the largest contributor to the revenue decrease, decreased by 43.2%, from $51,800,856 for the year ended December 31, 2012 to $29,413,109 in the same period of 2013. Based on the moderate decline of the gross margin from 2012 to 2013, the decrease of cost was mainly caused by the decrease of revenue. The rate of cost decrease was slower than the rate of revenue decrease because the BT projects (Xushui and Ordos) which have a lower cost rate were nearly completed.

Prior to its deconsolidation, BSST’s cost of revenue from January 1, 2013 to November 27, 2013 contributed $8,004,905 of the total costs for 2013.

BSST contributed $2,113,758 of the cost of revenue for 2012.

Gross Margin

The Company’s gross margin decreased from 24.1% in 2012 to 20.3% in 2013. (Such results include BSST’s financial result from January 1 to November 27, 2013 and whole year of 2012.) This decrease was largely a result of increases in material and equipment costs and labor subcontracting costs. The BT projects (Xushui and Ordos) which featured higher gross margin were nearly completed also contributed to the lower gross margin.

Operating Expenses

The Company’s total operating expenses increased to $20,373,754 in the year ended December 31, 2013 from $18,310,880 in the same period of 2012, an increase of 11.3%. The increase was attributed to growth in selling and marketing expenses; general and administration expenses and research and development expenses. Due to the deconsolidation of BSST, the Company recorded bad debt in general and administration expenses, so the total operating expenses increased.

Prior to its deconsolidation, BSST’s operating expenses from January 1, 2013 to November 27, 2013 contributed $2,028,471 of the operating expenses for 2013.

BSST contributed $2,226,788 of the operating expenses for 2012.

Selling and Marketing Expenses

Selling and marketing expenses decreased from $4,148,861 in the year ended December 31, 2012 to $3,141,502 in the same period of 2013, a decrease of 24.3%. Decreased headcount of our sales force contributed to the decrease of every related expense such as travel expenses, compensation-related expenses and entertainment expenses.

Prior to its deconsolidation, BSST’s selling and marketing expenses from January 1, 2013 to November 27, 2013 contributed $571,839 of the selling and marketing expenses for 2013. BSST contributed $681,941 of the selling and marketing expenses for 2012.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation costs, rental expenses, professional fees, and other overhead expenses. General and administrative expenses increased from $13,987,293 in 2012 to $15,400,013 in 2013, an increase of 10.1%.

Prior to its deconsolidation, BSST’s general and administrative expenses from January 1, 2013 to November 27, 2013 contributed $1,278,601 of the general and administrative expenses for 2013.

BSST contributed $1,544,847 of the general and administrative expenses for 2012.

The salaries, human resource expenses, endowment and other social insurance all decreased from 2012 to the same period 2013 because of the downsizing, the decrease ranged from 6.6% to 25.5%. $184,280 was for Rent decreased by 17.1%, from 2012 to 2013 due to office relocation. Professional fees decreased by 61.1%, from $2,458,774 to $955,266, which was mainly for the decreased project consulting service fee. Amortization expense of intangible assets and software decreased by 3.5%, from $907,548 in 2012 to $876,139 in the same period of 2013. Depreciation expense increased by 18.8%, from $309,387 in 2012 to $367,614 in 2013. Other general and administrative expenses increased by 87.6%, from $4,291,150 to $8,050,302 in 2013, including office expenses, utilities, travel, communication, other services support option expense and mainly because of the bad debt expense related to BSST due to its deconsolidation. We had a $427,004 non-cash option expense as a part of other general and administrative expense in 2013. The bad debt expenses of $1,718,041 which came from WFOE previously recorded as amount due from BSST was considered here and recorded as bad debt due to BSST control issue, it also attributed to the increase of general and administrative expense.

General and administrative expenses for 2013 and 2012 were approximately 35.1% and 19.3% of total revenues, respectively.

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

The applicable statutory tax rates for our subsidiaries and VIEs in the PRC are as follows:

	For The Years Ended December 31,
	2013	2012
TTB	15%	15%
BSST (deconsolidated on November 27, 2013)	15%	15%
Yanyu	15%	15%
Tranhold	25%	25%
TTA	25%	25%
Baoding	15%	15%
Yuanjie	15%	15%
Buerjin	25%	25%
Xushui	25%	25%
Consolidated(2) Effective Income Tax Rate	-1% (1)	-192% (1)

(1)	Despite the overall loss after consolidation, a few companies were still profitable during 2013, and income tax was accrued. Therefore, the calculation of consolidated effective enterprise income tax rate is based on the following:

Consolidated effective enterprise income tax rate = provision for income tax (sum of accrued tax for profitable companies) / loss before income tax and non-controlling interests.

(2)	BSST was considered here and consolidated from January 1, 2013 to November 27, 2013. For the year ended December 31, 2013, BSST’s tax rate was included through the date of deconsolidation.

The Company’s provision for income tax expense from continuing operations for 2013 and 2012 were $206,659 and $1,808,415, respectively.

The Company’s total net deferred tax liabilities were $5,546,466 and $5,482,576 as of December 31, 2013 and 2012, respectively.

Loss before Income Taxes

In the year ended December 31, 2013, the Company’s net loss before provision for income taxes was $14,626,265, an increase of $13,682,807 compared to that in 2012. The Company’s provision for income taxes decreased by 88.6%, from $1,808,415 in 2012 to $206,659 in 2013. Some of the entities were income tax free in 2013 because of loss while the others were taxable, so the total income taxes in 2013 showed a significant decrease. In the year ended December 31, 2013, net loss attributable to the shareholders of TRIT was $13,933,160, a decrease of 515.4%, from net income of $2,264,074 for the year ended December 31, 2012.

Prior to its deconsolidation, BSST’s loss before income taxes from January 1, 2013 to November 27, 2013 contributed $1,088,532 of loss before income tax for 2013.

BSST contributed $187,825 of loss before income tax for 2012.

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

Segment 1: Water, Wastewater Treatment and Municipal Infrastructure

For Segment 1, revenue and cost declined by 70.7% and 72.7%, respectively, from 2012 to 2013, mainly caused by nearly completed Ordos project and delayed India projects; total operating expenses increased by 30.5% from 2012 to 2013; and there was a significant decrease for profit before income tax. The following are the operating results in 2013 and 2012 for Segment 1:

	For Years ended December 31,
	2013 ($)	2012($)	Change($)	Change (%)
Revenues	7,611,026	25,980,724	(18,369,698)	(70.7)%
Cost of Revenues	5,576,866	20,448,709	(14,871,843)	(72.7)%
Operating Expenses:
Selling and Marketing Expenses	906,804	1,346,688	(439,884)	(32.7)%
General and Administrative Expenses	10,130,000	7,274,903	2,855,097	39.2%
Research and Development Expenses	354,247	104,648	249,599	238.5%
Total Operating Expenses	11,391,051	8,726,239	2,664,812	30.5%
Other (Expenses) Income	(2,717,771)	120,686	(2,838,457)	(2,351.9)%
Loss before Provision for Income Taxes	(12,074,662)	(3,073,538)	(9,001,124)	(292.9)%

Segment 2: Water Resource Management System and Engineering Service

For Segment 2, revenue and cost increased by 20.8% and 16.8%, respectively, from 2012 to 2013; total operating expenses increased by 6.4% from 2012 to 2013; and there was a significant decrease for profit before income tax. Yanyu recognized its research and development expenses from inventory because its research project was completed in the end of 2013. The following are the operating results in 2012 and 2013 for Segment 2:

	For Years ended December 31,
	2013($)	2012($)	Change($)	Change (%)
Revenues	17,673,756	22,306,044	(4,632,288)	(20.8)%
Cost of Revenues	13,717,600	16,487,906	(2,770,306)	(16.8)%
Operating Expenses:
Selling and Marketing Expenses	1,549,653	1,903,564	(353,911)	(18.6)%
General and Administrative Expenses	2,272,520	2,840,874	(568,354)	(20.0)%
Research and Development Expenses	1,299,961	70,078	1,229,883	1,755.0%
Total Operating Expenses	5,122,134	4,814,516	307,618	6.4%
Other Expenses	(355,385)	(232,095)	(123,290)	53.1%
(Loss) Income before Provision for Income Taxes	(1,521,363)	771,527	(2,292,890)	(297.2)%

Segment 3: Industrial Pollution Control and Safety

For Segment 3, revenue and cost decreased by 23.4% and 13.6%, respectively, from 2012 to 2013; total operating expenses decreased by 19.1% from 2012 to 2013; and there was a decrease for profit before income tax.

BSST belongs to Segment 3. The following chart compares BSST’s financial results for the years ended December 31, 2013 and 2012; provided, however, that for the year ended December 31, 2013 BSST’s financial results before deconsolidation do not appear in the table.

	BSST for Periods Ended
	December 31, 2013($)	December 31, 2012($)	Change($)	Change	(%)
Revenues	9,040,834	8,465,764	575,070	6.8	%
Cost of Revenues	8,004,905	6,352,006	1,652,899	26.0	%
Operating Expenses:
Selling and Marketing Expenses	571,839	681,941	(110,102)	(16.1)%
General and Administrative Expenses	1,278,601	1,544,847	(266,246)	(17.2)%
Research and Development Expenses	178,031	-	178,031	100.0	%
Total Operating Expenses	2,028,471	2,226,788	(198,317)	(8.9)%
Other Income (Expenses)	(95,990)	(74,795)	(21,195)	28.3	%
(Loss) Income before Provision for Income Taxes	(1,088,532)	(187,825)	(900,707)	479.5	%

*           Although results are for the year ended December 31, 2013, BSST’s results after deconsolidation on November 27, 2013 do not appear in this chart.

The following are the operating results in 2013 and 2012 for Segment 3, which results include BSST’s operating results for 2012 and through the date of its deconsolidation on November 27, 2013 but not afterward:

	For Years ended December 31,
	2013 ($)	2012($)	Change($)	Change (%)
Revenues	18,649,724	24,342,784	(5,693,060)	(23.4)%
Cost of Revenues	15,724,797	18,192,903	(2,468,106)	(13.6)%
Operating Expenses:
Selling and Marketing Expenses	685,045	898,609	(213,564)	(23.8)%
General and Administrative Expenses	2,997,492	3,871,516	(874,024)	(22.6)%
Research and Development Expenses	178,031	-	-	- %
Total Operating Expenses	3,860,568	4,770,125	(909,557)	(19.1)%
Other Expenses	(94,600)	(21,203)	(73,397)	346.2%
(Loss) Income before Provision for Income Taxes	(1,030,241)	1,358,553	(2,388,794)	(175.8)%

Assets attributable to each segment as of December 31, 2013 and 2012 are shown below:

Segment Assets	Segment 1	Segment 2	Segment 3	Total
As of December 31, 2013(1)	$63,328,422	$32,178,589	$41,292,878	$136,799,889
As of December 31, 2012	$89,062,709	$30,058,569	$37,556,788	$156,678,066

(1)	BSST was consolidated from January 1, 2013 to November 27, 2013. Because the segment assets are as of December 31 of each presented year, all 2012 numbers include BSST’s assets, and all 2013 numbers exclude such assets.

Liquidity and Capital Resources

As highlighted in the consolidated statements of cash flows, the Company’s liquidity and available capital resources are impacted by four key components: (i) cash and cash equivalents, (ii) operating activities, (iii) financing activities and (iv) investing activities.

Statement of Consolidated Cash Flows for the years ended December 31, 2013 and 2012 is as follows:

	For the Years Ended December 31,
	2013 ($)	2012 ($)	Change ($)
Net Cash Used in Operating Activities	(1,095,647)	(20,254,517)	19,158,870
Net Cash Provided by (Used in) Investing Activities	9,658,275	(1,155,435)	10,813,710
Net Cash (Used in) Provided by Financing Activities	(12,026,709)	18,138,246	(30,164,955)
Effects of Exchange Rate Changes on Cash and Cash Equivalents	(662,023)	(565,383)	(96,640)
Net Decrease in Cash and Cash Equivalents	(4,126,104)	(3,837,089)	(289,015)
Cash and Cash Equivalents, Beginning of Period	8,098,657	11,935,746	(3,837,089)
Cash and Cash Equivalents, End of Period	3,972,553	8,098,657	(4,126,104)

Cash and Cash Equivalents

At December 31, 2013, the Company’s cash and cash equivalents (BSST was deconsolidated since November 27, 2013 therefore not included) amounted to $3,972,553. It decreased by 50.9%, from $8,098,657 on December 31, 2012, mainly due to the implementation of current projects. The current portion of restricted cash (BSST was deconsolidated since November 27, 2013 therefore not included) as of December 31, 2013 and 2012 amounted to $3,221,411 and $4,352,443, respectively, which is not included in the total of cash and cash equivalents. The cash equivalent and restricted cash balance of BSST as of November 27, 2013 was $409,459 and 90,623, respectively. The restricted cash was on deposit as collateral for the issuance of letters of credit on projects. Our subsidiaries that own the deposits do not have material cash obligations to any third parties. Therefore, the restriction does not impact the liquidity of the Company.

Operating Activities

Net cash used in operating activities decreased by $19,158,870 to $1,095,647 in the year ended December 31, 2013, from $20,254,517 in the same period of 2012. Net accounts receivable increased from $18,598,110 on December 31, 2012 to $19,830,742 on December 31, 2013, an increase of 6.6%. Allowance for doubtful accounts increased by 205.8% from December 31, 2012 to December 31, 2013 due to the deconsolidation of BSST and the bad debt of Buerjin project. Allowance caused by BSST deconsolidation was $1,718,041, mainly came from the amount due from BSST to other internal companies. . Allowance related to Buerjin project was $1,603,351 during the year 2013, because the Company saw a breach of certain payment and under the mutual agreement, and finally decided to stop the project. Currently the Company doesn’t expect any repaid debt or future revenues from Buerjin project. Current unbilled receivables decreased by $13,847,894from $27,954,525 on December 31, 2012 to $14,106,631 on December 31, 2013, which decreased mainly from the billing of Ordos project. The remaining was mainly caused by the decreased inventory and prepayments to suppliers, due to the total revenue decline.

Investing Activities

Net cash provided by investing activities was $9,658,275 in the year ended December 31, 2013, compared to net cash used in investing of $1,155,435 in the same period of 2012. The increase was mainly due to the received cash from Baoding’s selling property. Compared to what was required in 2012, we required much less investment in 2013, and at the end of 2013, the Company did not have further plans to invest in such property.

Financing Activities

The cash used in financing activities was $12,026,709 in 2013, compared to $18,138,246 provided by financing activities in the same period of 2012. For the year ended December 31, 2013, the Company repaid $10,661,106 bank loans and further raised $9,357,830 bank loans. The Company also repaid corporate bonds in August 2013 that used $8,204,936 cash. In addition of bank loans and corporate bonds, we borrowed loans from third party companies for an aggregated amount of $9,573,959.

Effect of Change in Exchange Rate Changes on Cash and Cash Equivalents

Net cash loss due to currency exchange was $662,023 in the year ended December 31, 2013, compared to a loss of $565,383 in the same period of 2012.

Restricted Net Assets

Although we do not anticipate paying dividends in the foreseeable future, our ability to pay dividends is primarily dependent on our receiving distributions of funds from our subsidiaries and VIEs (BSST was consolidated as of December 31, 2012 and was deconsolidated beginning on November 27, 2013), which is restricted by certain regulatory requirements. Relevant PRC statutory laws and regulations permit payments of dividends by our PRC subsidiaries and VIEs only out of their retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. In addition, our PRC subsidiaries and VIEs are required to, and have, set aside at least 10% of their after-tax profit, after deducting any accumulated deficit, based on PRC accounting standards each year to its general reserves until the accumulated amount of such reserves reaches 50% of its registered capital. These reserves are not distributable as cash dividends. Our off-shore subsidiaries, including TIS and TTII do not have material cash obligations to third parties. Therefore, the dividend restriction does not impact the liquidity of the companies.  There is no significant difference between accumulated profit calculated pursuant to PRC accounting standards and those reflected in the financial statements prepared in accordance with U.S. GAAP. As of December 31, 2013 and 2012, restricted retained earnings were $2,292,259 and $2,246,910, respectively, and restricted net assets were $1,924,325 and $4,878,975, respectively. The unrestricted retained earnings as of December 31, 2013 and 2012 were $3,025,095 and $17,038,396, respectively, which were the amounts ultimately available for distribution if we were to pay dividends; however, the Company does not have any current plans to pay dividends.

Working Capital and Cash Flow Management

As of December 31, 2013, the Company’s working capital was $23,505,777, with current assets totaling $88,361,017 and current liabilities totaling $64,855,240. Of the current assets, cash and cash equivalents was $3,972,553. However, the Company incurred net losses of $14,832,924 and $2,751,873 for the years ended December 31, 2013 and 2012, respectively. In addition, net cash used in operating activities was $1,095,647 and $20,254,517 for the years ended December 31, 2013 and 2012, respectively.

Management Actions and Plans

In the future, the Company plans to take the following actions to meet working capital needs:

•             We plan to look into the possibility of optimizing our funding structure by obtaining short- and/or long-term debt through commercial loans. We are actively exploring opportunities with major Chinese and American banks to obtain such commercial loans. Given the negative recent developments affecting the Company, such as its suspension and subsequent delisting from the NASDAQ Capital Market, decreased revenues and increased net losses, the Company has faced difficulties in securing loans in the same amounts and on the same terms as it was able to achieve in the past. The Company’s difficulty in obtaining bank financing has brought additional pressure on cash flow. Other financing instruments into which we are currently looking include supply chain financing, project financing, trust fund financing and capital leasing. The Company expects the further communication efforts with financing institutions previously made fund available to the Company; furthermore, the Company expects to develop other venues of funding through a variety of different financing institutions.

•             We continue to focus on our collection of accounts receivable. Most of our clients are central, provincial and local governments. As the changes of Chinese economy and the adjustments of Chinese fiscal policy, some local governments, for example Ordos government, met some fiscal challenges which brought some risks for the Company to get the clients’ payment on schedule.

•             Currently the Company is considering to realign the business focus and to dispose unprofitable business to ease the cash flow pressure. The Baoding land and property deal and the selling of Yuanjie were all important actions of cash flow improvement and cash flow risk management. The Company will continue to evaluate its ongoing lines of business and employees serving such lines of business to determine areas that may be streamlined or divested if necessary.

•             The Company also plans to get some financial assistance from third parties or individuals with higher interests to meet urgent cash demands.

We believe that our existing balances of cash and cash equivalents and amounts expected to be provided by operating activities will provide us with sufficient financial resources to meet our cash requirements for operations, working capital, and capital expenditures for the next twelve months.

However, in the event of unforeseen circumstances, unfavorable market developments or unfavorable results from operations, there can be no assurance that the above actions could be successfully implemented as expected, and cash flows may be adversely affected.

Contractual Obligations and Commercial Commitments

Operating Leases

As of December 31, 2013, the Company had commitments under certain operating leases, which require annual minimum rental payments as follows:

For the Years Ending December 31,	Amount
2014(1)	$529,307
2015(1)	458,555
2016(1)	98,184
Total	$1,086,046

(1)	BSST moved out of the Company’s primary office since April 30, 2014 and since that day, BSST began to use its separate office which is not included. The Company terminated its previous office site and stopped paying rental fees regarding such lease; therefore, it was not included in the above tables.

The Company’s leased properties are principally located in Beijing and are used for administration and research and development purposes. The terms of these operating leases vary from one to five years. Pursuant to lease terms, when the contracts expire, the Company has the right to extend them with new negotiated prices. The leases are renewable subject to negotiation. Rental expenses were $895,754 and $1,080,036 for the years ended December 31, 2013 and 2012, respectively.

For BSST, rental expenses were $130,880 and $143,606 for the period of January 1 to November 27, 2013 and year ended December 31, 2012, respectively.

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

Capital Expenditures

In the past, the capital expenditures were mainly for purchases of computers and other office equipment to support our daily business activities. The Company spent $680,390 and $1,586,581 on such capital expenditures during 2013 and 2012, respectively. The decrease was due to the construction progress of Baoding, it was almost completed and ready for sale. The deal should have been completed by the end of 2013, but the government registration fell behind schedule. The Company has confidence to close it by the end of 2014.

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

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements for either year 2013 or 2012.

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

Regulations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), require public companies to maintain “disclosure controls and procedures.” They are defined as controls and other procedures that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

The Company conducted an evaluation, with the participation of its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of its disclosure controls and procedures as of December 31, 2013. Based on such evaluation, its Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2013, the Company’s disclosure controls and procedures were not effective.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers and effected by the issuer’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with the U.S. generally accepted accounting principles (“U.S. GAAP”).

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance regarding financial statement preparation and presentation.  Because of the inherent limitations of internal controls, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal controls over financial reporting.  However, these inherent limitations are known features of the financial reporting process.  Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of December 31, 2013, the Company carried out an evaluation based on the criteria for effective internal control over financial reporting established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance. Based on such assessment, management concluded that its internal control over financial reporting was not effective at a reasonable assurance level. The material weaknesses include lack of sufficient controls over the legal representative of the VIEs and lack of controls over the approval of the transactions of money exceeding certain figures. A primary reason for that conclusion was that our internal controls failed to timely detect and prevent efforts to cause our Company to be unable to exert sufficient control over BSST’s operations, assets and financial reporting.

After the Company’s Board of Directors unanimously terminated Guang (Gavin) Cheng as Chief Executive Officer of the Company, Guang (Gavin) Cheng usurped control over BSST and directly or through subordinates and agents took actions to circumvent our existing internal control system. As a result, we determined that existing controls were insufficient to prevent Mr. Cheng’s actions, which led to loss of control of BSST.

Changes in Internal Control over Financial Reporting

1. Reinforced the payment approval procedures on expenses in excess of budgeted levels at different management levels;

2. Required that transactions of money exceeding certain figures can only be approved by multiple members of the senior management;

3. Refined the whistle blower implementation to encourage employees to bring potential internal control issues to the attention of management;

4. Added new internal control requiring the legal representatives of all the VIE companies to provide annual written representation on the effective control over VIE.

Item 9B.	Other Information.

On July 18, 2014, the Company received a Decision (the “Decision”) from the Listing and Hearing Review Council (the “Council”) of The NASDAQ Stock Market LLC, notifying the Company that the Council affirmed the prior decision of the NASDAQ Hearings Panel (“Panel”) to deny the Company continued listing on the NASDAQ Capital Market. The Council’s Decision was based on a determination that the Panel was justified in its decision based on NASDAQ Listing Rules 5101, 5250(b)(1) and 5250(c)(1). As of the time of this filing, the NASDAQ Board of Directors may call the Decision for review pursuant to NASDAQ Listing Rule 5825, or the Company may appeal the Decision to the Securities and Exchange Commission. As of the time of this filing, the Company has not yet determined its next step.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Officers and Directors

Peter Zhuo

Independent Director

Age — 43

Director since 2010

Mr. Zhuo is a financial consultant with over 20 years of financial and accounting work experience. From 2011 to present, he has been the Chief Financial Officer of Jing-jin Electric Technologies (Beijing) Limited. From June 2007 to 2011, Mr. Zhuo was a vice president and chief accounting officer of Vanceinfo Technology Inc. (NYSE Arca: VIT), which became Pactera Technology International Ltd. (NASDAQ: PACT). From 2005 to 2006, he was the chief financial officer of Ebis Company Limited, a China-based IT company. From 2004 to 2005, Mr. Zhuo worked as a controller at Morgan Stanley Properties (China) Co. Ltd. From 1994 to 2004, Mr. Zhuo was an auditor with Arthur Andersen’s Beijing and Sydney offices, and PriceWaterhouseCoopers Beijing office. He is a China Certified Public Accountant and also passed the U.S. CPA examination and China Bar examination. He obtained a bachelor’s degree with a major in international accounting from the Central University of Finance & Economics in China, and a Master of Law degree from the University of Southern California, Gould School of Law. Mr. Zhuo was chosen as a director because of his accounting experience and his public company leadership experience.

Peter Dong

Chief Financial Officer, Chief Operating Officer and Director

Age — 46

Director since 2010

In September 2013, Mr. Dong was appointed by the Board of Directors as the CFO, the COO and executive director of the Company. Mr. Dong was elected as the COO and executive director of the Company in 2013. Mr. Dong was the CFO of the company through 2008 to 2012, He was also the Vice President from 2008 to 2010 and executive director from 2010 to 2012. As the COO, Mr. Dong has management skills and finance expertise for over 20 years. Mr. Dong earned his bachelor's degree in computer science from Nanjing University of Aeronautics and Astronautics and his master's degree in economics from Renmin University of China.

Peiyao Zhang, Ph.D.

Independent Director

Age — 70

Director since 2009

Dr. Zhang has been a Director of our Company since 2009. Dr. Zhang is the Chairman of the nominating committee of the board of directors. Dr. Zhang served as the Deputy Director of the SINOPEC Petrochemical Science and Engineering Research Institute from 1999 to 2005, where he was responsible for technical license management. Prior to his work with SINOPEC, from 1994 to 1998, Dr. Zhang served as the Deputy Director and Chief Engineer of the SINOE Department of Developing and Planning, where he directed over forty joint venture projects. Prior to SINOE, from 1992 to 1993, Dr. Zhang served as the Deputy Bureau Chief of Foreign Affairs for SINOPEC, as well as the Deputy Director of Research and Development for SINOPEC from 1990 to 1992. Dr. Zhang has also served as a Director and Senior Engineer for the Yanshan Petrochemical Research Institute, specializing in catalyst research and development, from 1985 to 1990. Prior to Yanshan, Dr. Zhang was an engineer at the Beijing Yanshan Petrochemical Co. from 1974 to 1983 and a technician at the Jinxi Chemical Plant from 1968 to 1973. Dr. Zhang received a bachelor’s degree from Tsinghua University in 1967 and a Ph.D. in chemical engineering from the Sweden Royal Institute of Technology in 1988. Dr. Zhang is a visiting scholar at the Sweden Royal Institute of Technology and was awarded the 1994 National Outstanding Scholar Award by the Chinese Government. Dr. Zhang was chosen as a director because we believe we can benefit from his engineering and leadership experience.

Ming Zhu

Independent Director

Age — 56

Director since 2012

Mr. Zhu has been an international business consultant with RMCC Investment LLC, a Richmond, Virginia based consulting firm, since 1994. Mr. Zhu holds a master's degree in tourism and business from Virginia Commonwealth University. Mr. Zhu has also served as an independent director at eFuture Information Technology Inc. since 2007. Mr. Zhu has been chosen to serve as a director for his extensive business and consulting background to offer advice on best practices and business development and expansion.

Mr. Chunyu Gao

Independent Director

Age – 50

Director since 2014

Mr. Chunyu Gao has worked since 2010 as Director of Sales at Beijing Century Microentropy Technology Co., Ltd., which is devoted to energy conservation with innovations in technologies, solutions and applied products. From 2006 until 2010, Mr. Gao worked as Vice Managing Director entrusted with marketing and sales at Beijing Cosmosource Technology Co., Ltd., which is devoted to developing software assisting strategy analysis, operations management as well as water resource management. From 1986 to 2006, Mr. Gao worked at as Assistant Engineer at Aviation Measurement and Control Research Center, Sales Channel Manager at Lenovo Group and Vice President at Hanlin Hui Information Industry Company Limited. (a subsidiary of TCL Company Limited.) Mr. Gao has extensive knowledge in sales and in the establishment and maintenance of sales channels. Mr. Gao received his bachelor’s degree in Automation Control & Instrumentation from Nanjing University of Aeronautics and Astronautics in 1986. Mr. Gao has been chosen as a director because of his experience in marketing and sales.

Dr. Haijun Yang

Independent Director

Age – 41

Director since 2014

Dr. Haijun Yang, 41, presently works as Executive Director and General Manager of Ocean & Bridge Investment Ltd., where he has worked since 2009. Prior to his current role, Dr. Yang served as the Vice President of Operations and Secretary to the Board of China Fire & Security Group, Inc., a company previous listed on NASDAQ, from February 2009 to November 2009 and Deputy General Manager of Sureland Industrial Fire Safety Co. Ltd. from 2000 to February 2009. Prior to 2000, Dr. Yang worked in Beijing Yanxin Communication System Company Limited and Changchun Yeli Group Company Limited for 6 years in the area of sales, marketing and corporate strategy. Dr. Yang has extensive experience in corporate finance, operations management, mergers and acquisitions, and corporate governance. Dr. Yang received his MBA in 2000 and his Ph.D. in Business Management in 2010 from Renmin University of China. Dr. Yang is an honorary supervisor of the School of Economics & Management of Beijing University of Posts and Telecommunications. Dr. Yang has been chosen as a director because of his corporate finance and management experience.

Warren Zhao

Chairman of the Board

Age — 49

Director since 2002

Mr. Zhao is our Chairman. Prior to his role as our Chairman, Mr. Zhao served as our Chairman & CEO and Chairman & Joint CEO. He is also the president of our subsidiary, Tri-Tech (Beijing) Co., Ltd., and one of our VIEs, Tranhold Environmental (Beijing) Tech Co., Ltd. (“Tranhold”). Mr. Zhao was one of the founders of our company in 2002. Prior to founding our company, Mr. Zhao established Beijing Tranhold Automatic Control Systems and served as its general manager in 1994. From 1988 through 1993, Mr. Zhao was the manager of the research and development department at Beijing Test Control Technology Institute of Aeronautics Ministry. Mr. Zhao earned his bachelor’s and master’s degrees in engineering from Northwest China Polytechnic University. Mr. Zhao has been chosen as a director because he is one of the founders and the leader of our company and because we believe we can benefit from his guidance and experience in the industry.

Phil Fan

Chief Executive Officer

Age — 50

Director since 2010

Mr. Fan our Chief Executive Officer. He was previously our Chief Financial Officer and President of our international subsidiaries. Mr. Fan was one of the founders of our company in 2003. Prior to founding our company, Mr. Fan provided technical, engineering and management services in several U.S. engineering firms, including Black and Veatch, Parsons Brinckerhoff, Inc. and Chastain-Skillman, Inc. From 2003 through 2005, Mr. Fan was the Asia Regional Sales Manager for Met-Pro Corporation. Mr. Fan earned his bachelor’s and master’s degrees in environmental engineering from Hunan University and a master’s degree in civil engineering from Louisiana State University. Mr. Fan has been a registered professional engineer in the United States since 2001. Mr. Fan has been chosen as a director because he is one of the founders of our company and a key member of our management team with extensive engineering and management experience.

Guang (Gavin) Cheng

Director

Age — 52

Director since 2010

Mr. Cheng was CEO of our company from December 28, 2012 until his appointment as the CEO of the company was terminated on September 17, 2013 by unanimous vote of the Board of Directors. Prior to his role as CEO, Mr. Cheng served as Joint CEO of the Company. Mr. Cheng founded Beijing Satellite Science & Technology Co. (“BSST”) in 1994 and served as its president until BSST joined our company on August 6, 2010. Mr. Cheng earned his Bachelor of Engineering and Master of Engineering degrees from Nanjing University of Aeronautics and Astronautics in 1987. He received his Executive MBA from Peking University in 2001.

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

SUMMARY EXECUTIVE COMPENSATION TABLE

The following table shows the annual compensation paid by the Company for the years ended December 31, 2013 and 2012 to Warren Zhao, the Chairman, Gavin Cheng, the Former Chief Executive Officer, Phil Fan, Chief Executive Officer, and Peter Dong, Chief Financial Officer & Chief Operating Officer. No other officer had total compensation during either of the previous two years of more than $100,000.

Name and principal position	Year	Salary	Bonus	Securities-based Awards(1)	All Other Compensation	Total
Gavin Cheng	2012	$200,000	$—	$137,500	$—	$337,500
Formal Chief Executive Officer	2013	$158,969	$—	$—	$—	$158,969
Warren Zhao	2012	$200,000	$—	$137,500	—	$337,500
Chairman	2013	$186,275	$—	$—	$—	$186,275
Phil Fan,	2012	$180,000	$—	$137,500	$—	$317,500
Formal Chief Financial Officer & Chief Executive Officer	2013	$185,846	$—	$—	$—	$185,846
Peter Dong,	2012	$180,000	$—	$137,500	$—	$317,500
Chief Financial Officer & Chief Operating Officer	2013	$167,775	$—	$—	$—	$167,775

(1)           On February 24, 2012, we made a grant of options to purchase 100,000 shares each of Gavin Cheng, Warren Zhao, Phil Fan and Peter Dong. Although half of these options vested on June 5, 2012 and the other half vested on January 1, 2013, the entire grant date fair value is recognized in 2012

The employment agreements with Messrs. Zhao, Dong and Fan have been renewed on February 10, 2011 with mutual agreements between the Company and each of them. The employment agreements are scheduled to expire on February 9, 2016. Mr. Cheng’s employment agreement commenced on September 1, 2010 and was scheduled to expire on August 31, 2015. On September 17, 2013, Guang (Gavin) Cheng was terminated as the Chief Executive Officer with the unanimous approval of the Board of Directors.

The following table shows outstanding equity awards to Mr. Zhao, the Principal Executive Officer, Mr. Dong, the Principal Financial Officer, and Mr. Fan, President, as of the end of fiscal year 2013.

Warren Zhao, Guang (Gavin) Cheng, and Peter Dong (but not Phil Fan) voluntarily received a 30% pay cut for the month of July, August, and September in 2013.

Outstanding Equity Awards at Fiscal Year End

	Option Awards
Name	Option Grant Date	Number of securities underlying unexercised options (#) exercisable		Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($)	Option expiration date
(a)	(b)	(c)		(d)	(e)	(f)
Phil Fan,	9/9/09(1)	31,530	(2)	10,510	6.75	9/9/19
Principal Executive Officer and	2/24/12	50,000		—	7.63	2/24/22
former Principal Accounting and Financial Officer	2/24/12	50,000		—	1.55	2/24/22
Peter Dong,	9/9/09	47,295	(3)	15,765	6.75	9/9/19
Principal Accounting and	2/24/12	50,000		—	7.63	2/24/22
Financial Officer	2/24/12	50,000		—	1.55	2/24/22
Gavin Cheng,	2/24/12	50,000		—	7.63	2/24/22
former Principal Executive Officer	2/24/12	50,000		—	1.55	2/24/22
Warren Zhao,	9/9/09	94,590	(4)	31,530	6.75	9/9/19
former Principal Executive Officer	2/24/12	50,000		—	7.63	2/24/22
	2/24/12	50,000		—	1.55	2/24/22

(1)	The unvested portion of this option award is scheduled to vest on September 9, 2014.
(2)	Of the 42,040 vested options, Mr. Fan has exercised 10,510.
(3)	Of the 63,060 vested options, Mr. Dong has exercised 15,765.
(4)	Of the 126,120 vested options, Mr. Zhao has exercised 31,530.

Director Compensation Table FY 2013*

Name	Director Fees earned or paid in cash	Total
Warren Zhao(1)	$-	$-
Phil Fan(1)	$-	$-
Gavin Cheng(1)	$-	$-
Peter Dong(1)	$-	$-
Peiyao Zhang	$7,761	$7,761
Peter Zhuo	$7,761	$7,761
Da-zhuang Guo(2)	$7,738	$7,738
Haijun Yang(3)	$-	$-
John McAuliffe(4)	$10,000	$10,000
Ming Zhu	$9,032	$9,032
Chunyu Gao(5)	$-	$-

Name	Director Fees earned or paid in cash	Total
Warren Zhao(1)	$-	$-
Phil Fan(1)	$-	$-
Gavin Cheng(1)	$-	$-
Peter Dong(1)	$-	$-
Peiyao Zhang	$7,761	$7,761
Peter Zhuo	$7,761	$7,761
Da-zhuang Guo(2)	$7,738	$7,738
Haijun Yang(3)	$-	$-
John McAuliffe(4)	$10,000	$10,000
Ming Zhu	$9,032	$9,032
Chunyu Gao(5)	$-	$-

* Note that we have not granted any stock awards, option awards, non-equity incentive plan compensation, nonqualified deferred compensation earnings or any other compensation to directors beyond that disclosed here in the year ended December 31, 2013. Accordingly we do not present such columns in the Director Compensation table.

(1)	Received payment in his capacity as an officer of the Company and/or subsidiaries/affiliates but did not receive any compensation for serving as a director of the Company.
(2)	Mr. Da-zhuang Guo resigned from the Board of Directors on February 15, 2014.
(3)	Mr. Haijun Yang became a director of the Company on February 19, 2014 and received no compensation in 2013.
(4)	Mr. John McAulifferesigned from the Board of Directors on February 15, 2014.
(5)	Mr. Chunyu Gao became a director of the Company on February 19, 2014 and received no compensation in 2013.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

BENEFICIAL OWNERSHIP OF COMMON STOCK

The following table sets forth information with respect to beneficial ownership of our ordinary shares as of July 22, 2014 by:

•	Each person who is known by us to beneficially own more than five percent (5%) of our outstanding ordinary shares;
•	Each of our directors and named executive officers; and
•	All directors and named executive officers as a group.

The number and percentage of ordinary shares beneficially owned is based on 8,449,774 ordinary shares outstanding, not including 21,100 treasury shares. Information with respect to beneficial ownership has been furnished by each director, officer or beneficial owner of more than 5% of our ordinary shares. Beneficial ownership is determined in accordance with the rules of the SEC and generally requires that such person have voting or investment power with respect to securities. In computing the number of ordinary shares beneficially owned by a person listed below and the percentage ownership of such person, ordinary shares underlying options, warrants or convertible securities held by each such person that are exercisable or convertible within 60 days of July 22, 2014 are deemed outstanding. Except as otherwise indicated in the footnotes to this table, or as required by applicable community property laws, all persons listed have sole voting and investment power for all ordinary shares shown as beneficially owned by them. Unless otherwise indicated in the footnotes, the address for each principal shareholder is in c/o Tri-Tech Holding Inc., 10th Floor of Tower B, Baoneng Center, Futong East Road, Chaoyang District, Beijing 100102 China. As of July 22, 2014, we had 16 shareholders of record.

Named Executive Officers and Directors	Amount of Beneficial Ownership(1)	Percentage Ownership(2)
Warren Zhao, Chairman and Director(3)	1,413,025	16.29%
Peter Dong, Chief Financial Officer, Chief Operating Officer and Director(4)	1,642,224	19.02%
Gavin Cheng, Former Chief Executive Officer and Director(6)	360,000	4.20%
Phil Fan, Chief Executive Officer and Director(7)	401,400	4.66%
Peiyao Zhang, Director(8)	8,000	*
Peter Zhuo, Director(9)	5,000	*
Da-zhuang Guo, Director(10)	2,000	*
Haijun Yang(11)	-	*
John McAuliffe, Director(12)	-	*
Chunyu Gao(13)
All Directors and Executive Officers as a Group(14)	3,830,649	42.06%

Tranhold Investment Inc.	1,155,375	13.64%
Yanyu Investment Inc.	1,214,549	14.34%
David Hu(15)	1,228,824	14.52%

*	Less than 1%.

(1)	Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the ordinary shares.
(2)	The number of ordinary shares outstanding used in calculating the percentage for each listed person includes the ordinary shares underlying vested options held by such person but excludes shares underlying (a) unvested options held by such person and (b) vested and unvested options held by other persons.
(3)	Includes (i) the sole power to direct the voting of the 1,155,375 shares held by Tranhold Investment Inc, (ii) the power to direct the voting of 31,530 shares, and (iii) vested options to purchase 226,120 ordinary shares.
(4)	Includes (i) the sole power to direct the voting of the 248,850 shares held by FLYY Investment Inc., (ii) the shared power to direct the voting of the 1,214,549 ordinary shares held by Yanyu Investment Inc., (iii) the power to direct the voting of 15,765 shares, and (iv) vested options to purchase 163,060 ordinary shares.
(6)	Includes (i) the shared power to direct the voting of the 260,000 shares held by Main Bright Investments Limited, which is shared with another person, and (ii) vested options to purchase 100,000 ordinary shares.
(7)	Includes (i) the sole power to direct the voting of the 248,850 shares held by Allied Investment Consultation, LLC, (ii) the power to direct the voting of 10,510 shares, and (iii) vested options to purchase 142,040 ordinary shares.
(8)	Includes (i) the power to direct the voting of 2,600 shares, and (ii) vested options to purchase 5,400 ordinary shares.
(9)	Includes (i) the power to direct the voting of 2,000 shares, and (ii) vested options to purchase 3,000 ordinary shares.
(10)	Includes the power to direct the voting of 2,000 shares. Mr. Guo previously held options to purchase 5,000 ordinary shares; upon his resignation on February 15, 2014, such options ceased to vest. Three months after his resignation, all vested but unexercised options expired.
(11)	Mr. Haijun Yang became a Director of the Company on February 19, 2014.
(12)	Mr. McAuliffe previously held options to purchase 25,008 ordinary shares; upon his resignation on February 15, 2014, such options ceased to vest. Three months after his resignation, all vested but unexercised options expired.
(13)	Mr. Chunyu Gao became a Director of the Company on February 19, 2014
(14)	One or more of the directors and executive officers have (i) the sole power to direct the voting of (a) the 248,850 shares held by FLYY Investment Inc., (b) the 1,155,375 shares held by Tranhold Investment Inc., (c) the 248,850 shares held by Allied Investment Consultation Inc., and (d) the 260,000 shares held by Main Bright Investments Limited, and (ii) shared power to direct the voting of the 1,214,549 shares held by Yanyu Investment Inc. Vested options to purchase 639,620 ordinary shares held by officers and directors are included in this number and are used to calculate the aggregate percentage ownership held by such officers and directors.
(15)	Includes (i) the shared power to direct the voting of the 1,214,549 shares held by Yanyu Investment Inc., the voting power of which Mr. Hu shares with 17 other individual owners and (ii) the power to direct the voting of 14,275 shares.

Equity Compensation Plan Information

As of December 32, 2013

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	974,508	$5.98	300,992
Equity compensation plans not approved by security holders	-	$-	-
Total	974,508	$5.98	300,992

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Director Independence

Our Board of Directors consists of nine (9) directors, of whom five (5) are independent. As of the date of this report, our directors and the committees on which they serve are as follows:

Name	Independent	Committees
Warren Zhao	No
Peter Dong	No
Phil Fan	No
Guang (Gavin) Cheng	No
Chunyu Gao	Yes	Compensation
Peiyao Zhang	Yes	Nominating* and Audit
Peter Zhuo	Yes	Audit* and Compensation
Ming Zhu	Yes	Compensation* and Nominating
Haijun Yang	Yes	Audit, Nominating

*	Designates Committee Chair

Related Party Transactions

Since January 1, 2012, our Company has been engaged in the following transactions required to be disclosed pursuant to Regulation S-K, Item 404(a):

On September 24, 2012, director Warren Zhao loaned an aggregate of $981,643 to our Company for its operating capital needs. The loan is due November 30, 2014 and bears simple interest at 12% per year. The largest amount outstanding during 2012 and 2013 was $981,643 and $0, respectively. As of the date of this report, $981,643 remains outstanding. During 2012, we paid $29,449 in interest and $0 in principal. During 2013, we paid $107,981 in interest and $0 in principal.

On September 26, 2012, director and Chief Financial Officer Peter Dong loaned an aggregate of $163,607to our Company for its operating capital needs. The loan is due November 30, 2014 and bears simple interest at 12% per year. The largest amount outstanding during 2012 and 2013 was $163,607 and $0, respectively. As of the date of this report, $163,607 remains outstanding. During 2012, we paid $4,908 in interest and $0 in principal. During 2013, we paid $17,997 in interest and $0 in principal.

On October 3, 2012, director Guang (Gavin) Cheng loaned an aggregate of $540,850 to our Company for its operating capital needs. The loan is due December 2, 2012, and bears simple interest at 12% per year. The largest amount outstanding during 2012 and 2013 was $540,850 and $0, respectively. As of the date of this report, $0 remains outstanding. During 2012, we paid $16,724 in interest and $0 in principal. During 2013, we paid $39,023 in interest and $0 in principal.

On October 21, 2013, Gavin (Guang) Cheng signed a debt restructuring agreement with our Company, pursuant to which amounts due to Mr. Cheng were offset against amounts due from Mr. Cheng, causing the net amount due from Mr. Cheng to be reduced to $0 and eliminating the amount due to Mr. Cheng.

Item 14.	Principal Accountant Fees and Services.

Marcum Bernstein & Pinchuk LLP was appointed by the Company to serve as its independent registered public accounting firm for fiscal year 2013 and 2012. Audit services provided by Marcum Bernstein & Pinchuk LLP for 2013 and 2012 included the examination of the consolidated financial statements of the Company and services related to periodic filings made with the SEC.

Fees Paid To Independent Registered Public Accounting Firm

Audit Fees

During fiscal year 2013, Marcum Bernstein & Pinchuk LLP’s fees for the annual audit of the financial statements and the quarterly reviews of the financial statements were $210,000. During fiscal year 2012, Marcum Bernstein & Pinchuk LLP’s fees for the annual audit of the Company’s financial statements and the quarterly reviews of the financial statements were $200,000.

Audit Related Fees

The Company did not pay Marcum Bernstein & Pinchuk LLP for audit-related services in fiscal years 2013 and 2012.

Tax Fees

The Company did not pay Marcum Bernstein & Pinchuk LLP for tax services in fiscal years 2013 and 2012.

All Other Fees

The Company did not pay Marcum Bernstein & Pinchuk LLP for other services in fiscal year 2013 or 2012.

Audit Committee Pre-Approval Policies

Before Marcum Bernstein & Pinchuk LLP was engaged by the Company to render audit or non-audit services, the engagement was approved by the Company’s audit committee. All services rendered by Marcum Bernstein & Pinchuk LLP have been so approved.

Item 15.	Exhibits, Financial Statement Schedules.

The following documents are filed herewith:

Exhibit Number	Document

3(i).1	Articles of Association of the Registrant (1)

3(i).2	Amended and Restated Articles of Association of the Registrant (1)

3(ii).1	Memorandum of Association of the Registrant (1)

3(ii).2	Amended and Restated Memorandum of Association of the Registrant (1)

4.1	Specimen Share Certificate (1)

10.1	Translation of Form of Employment Agreement between Registrant and Executive Officer of the Registrant (1)

10.2	Translation of Exclusive Technical and Consulting Service Agreement for Tranhold (1)

10.3	Translation of Management Fee Payment Agreement for Tranhold (1)

10.4	Translation of Proxy Agreement for Tranhold (1)

10.5	Translation of Equity Interest Pledge Agreement for Tranhold (1)

10.6	Translation of Exclusive Equity Interest Purchase Agreement for Tranhold (1)

10.7	Translation of Exclusive Technical and Consulting Service Agreement for Yanyu (1)

10.8	Translation of Management Fee Payment Agreement for Yanyu (1)

10.9	Translation of Proxy Agreement for Yanyu (1)

10.10	Translation of Equity Interest Pledge Agreement for Yanyu (1)

10.11	Translation of Exclusive Equity Interest Purchase Agreement for Yanyu (1)

10.14	Translation of Operating Agreement for Yanyu (1)

10.15	Translation of Operating Agreement for Tranhold (1)

10.16	2011 Share Incentive Plan (2)

21.1	Subsidiaries of the Registrant (3)

31.1	Certifications pursuant to Rule 13a-14(a) or 15(d)-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (3)

31.2	Certifications pursuant to Rule 13a-14(a) or 15(d)-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (3)

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (4)

32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (4)

99.1	Press release dated July 22, 2014(4)

101.INS	XBRL Instance Document(4)

101.SCH	XBRL Taxonomy Extension Schema Document(4)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(4)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(4)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document(4)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(4)

(1)	Incorporated by reference to the registrant’s registration statement on Form S-1, File no. 333-158393, filed on April 3, 2009, as amended.
(2)	Incorporated by reference to the registrant’s annual report on Form 10-K, SEC Accession No. 0001144204-12-017170, filed on March 26, 2012.
(3)	Filed herewith.
(4)	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in Beijing, China, on July 22, 2014.

TRI-TECH HOLDING INC.

July 22, 2014	By:	/s/ Phil Fan
Phil Fan
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on July 22, 2014.

Signature	Title

/s/ Phil Fan	Chief Executive Officer and Director
Phil Fan	(Principal Executive Officer)

/s/ Peter Dong	Chief Financial Officer, Chief Operating Officer and Director
Peter Dong	(Principal Accounting and Financial Officer and Authorized Representative in the United States)

/s/ Warren Zhao	Chairman of Board of Directors and Director
Warren Zhao

Director
Gavin Cheng

/s/ Chunyu Gao	Director
Chunyu Gao

/s/ Peiyao Zhang	Director
Peiyao Zhang

/s/ Peter Zhuo	Director
Peter Zhuo

/s/ Ming Zhu	Director
Ming Zhu

/s/ Haijun Yang	Director
Haijun Yang

S-1

TRI-TECH HOLDING INC. AND SUBSIDIARIES

Financial Statements

For the years ended December 31, 2013 and 2012

TRI-TECH HOLDING INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the

Board of Directors and Shareholders of

Tri-Tech Holding Inc.

We have audited the accompanying consolidated balance sheets of Tri-Tech Holding Inc. and Subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive loss, changes in equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audits procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum Bernstein & Pinchuk LLP

Marcum Bernstein & Pinchuk LLP

New York, New York

July 22, 2014

NEW YORK OFFICE • 7 Penn Plaza • Suite 830 • New York, New York 10001 • Phone 646.442.4845 • Fax 646.349.5200 • marcumbp.com

TRI-TECH HOLDING INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2013	2012
ASSETS
Current assets
Cash*	$3,972,553	$8,098,657
Restricted cash*	3,221,411	4,352,443
Accounts and notes receivable, net of allowance for doubtful accounts of $4,512,446 and $1,475,771 as of December 31, 2013 and 2012, respectively*	19,830,742	18,598,110
Unbilled revenue*	14,106,631	27,954,525
Other current assets, net of allowance for doubtful accounts of $1,718,041 and nil as of December 31, 2013 and 2012, respectively*	7,269,687	3,825,770
Inventories*	9,510,318	8,459,073
Deposits on projects*	1,401,206	1,469,550
Prepayments to suppliers and subcontractors*	15,364,083	8,376,944
Assets held for sale	13,684,386	11,828,493
Total current assets	88,361,017	92,963,565
Long-term unbilled revenue*	39,945,424	51,219,694
Long-term accounts receivable	880,584	413,770
Plant and equipment, net*	1,425,660	1,764,784
Construction in progress	135,065	2,560
Intangible assets, net*	2,274,448	5,407,891
Long-term restricted cash	2,930,512	3,464,524
Goodwill	847,179	1,441,278
Total Assets	$136,799,889	$156,678,066

LIABILITIES AND EQUITY
Current liabilities
Accounts payable*	$9,298,109	$5,890,511
Costs accrual on projects*	15,444,203	23,637,751
Advance from customers*	990,319	1,157,247
Advance from buyer of assets	10,225,451	-
Loans from third party companies and individual*	9,526,579	6,400,659
Amount due to noncontrolling interest investor	5,213,975	9,047,068
Amount due to related party	1,333,054	1,656,420
Other payables*	443,275	461,258
Taxes payable*	3,987,386	5,577,533
Accrued liabilities	669,801	485,354
Payable on investment consideration	280,559	582,966
Deferred income taxes*	1,387,968	1,782,786
Deferred revenue	-	289,485
Short-term bank borrowing (including VIE short-term borrowing of the consolidated VIEs without recourse to Tri-Tech Holdings of $5,889,860 and $2,754,158 as of December 31, 2013 and 2012, respectively) *	6,054,561	8,150,041
Total current liabilities	64,855,240	65,119,079
Noncurrent deferred income taxes	4,158,498	3,699,790
Long-term bank borrowings	10,003	17,976
Corporate Bond	-	7,935,122
Total Liabilities	69,023,741	76,771,967

Equity
Tri-Tech Holding Inc. shareholders' equity
Ordinary shares ($0.001 par value, 30,000,000 shares authorized; 8,470,874 and 8,259,506 shares issued as of December 31, 2013 and 2012, respectively; 8,449,774 and 8,238,406 shares outstanding as of December 31, 2013 and 2012, respectively)	8,471	8,259
Additional paid-in-capital	50,848,628	50,119,428
Statutory reserves	2,292,259	2,246,910
Retained earnings	3,025,095	17,038,396
Treasury shares (21,100 shares in treasury as of December 31, 2013 and 2012, respectively)	(193,750)	(193,750)
Accumulated other comprehensive income	6,978,700	5,086,827
Total Tri-Tech Holding Inc. shareholders' equity	62,959,403	74,306,070
Noncontrolling interests	4,816,745	5,600,029
Total equity	67,776,148	79,906,099
Total Liabilities and Equity	$136,799,889	$156,678,066

*All of the VIEs' assets can be used to settle obligations of their primary beneficiary. Liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets (Note 4).

See notes to consolidated financial statements

TRI-TECH HOLDING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For The Years Ended,
	2013	2012
Revenues:
System integration	37,159,081	67,961,198
Hardware products	6,775,425	4,668,354
Total revenues	43,934,506	72,629,552
Cost of revenues
System integration	29,413,109	51,800,856
Hardware products	5,606,154	3,328,662
Total cost of revenues	35,019,263	55,129,518
Gross profit	8,915,243	17,500,034
Operating expenses:
Selling and marketing expenses	3,141,502	4,148,861
General and administrative expenses	15,400,013	13,987,293
Research and development expenses	1,832,239	174,726
Total operating expenses	20,373,754	18,310,880
Loss from operations	(11,458,511)	(810,846)
Other expense:
Other income, net	2,849,221	1,958,119
Interest income	219,347	230,920
Interest expense	(2,454,522)	(2,407,209)
Loss on deconsolidation of BSST	(3,781,800)	-
Fair Value change on contingent investment consideration	-	85,558
Total other expenses	(3,167,754)	(132,612)
Loss before provision for income taxes	(14,626,265)	(943,458)
Provision for income taxes	206,659	1,808,415
Net loss	(14,832,924)	(2,751,873)
Less: Net loss attributable to noncontrolling interests	(899,764)	(487,799)
Net loss attributable to Tri-Tech Holding Inc. shareholders	$(13,933,160)	$(2,264,074)
Net loss	(14,832,924)	(2,751,873)
Other comprehensive income
Foreign currency translation adjustment	1,891,873	527,672
Comprehensive loss	(12,941,051)	(2,224,201)
Less: Comprehensive loss attributable to noncontrolling interests	(783,284)	(487,799)
Comprehensive loss attributable to Tri-Tech Holding Inc.	$(12,157,767)	$(1,736,402)
Weighted average number of ordinary shares outstanding:
Basic	8,342,056	8,211,089
Diluted	8,342,056	8,211,089
Net loss attributable to Tri-Tech Holding Inc. shareholders per share are:
Basic	$(1.67)	$(0.28)
Diluted	$(1.67)	$(0.28)

See notes to consolidated financial statements

TRI-TECH HOLDING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Ordinary shares		Additional	Retained earnings			Accumulated other
	Shares	Amount	paid-in- capital	Statutory reserves	Unrestricted	Treasury Stock	comprehensive income	Noncontrolling interests	Total equity
BALANCE, January 1, 2012	8,203,299	8,203	48,772,307	1,866,994	19,682,386	(193,750)	4,593,046	6,017,739	80,746,925
Capital injection by noncontrolling interest shareholder	-	-	-	-	-	-	-	36,198	36,198
Issuance of common share	56,207	56	301,575	-	-	-	-	-	301,631
Amortization of option	-	-	1,045,546	-	-	-	-	-	1,045,546
Net loss	-	-	-	-	(2,264,074)	-	-	(487,799)	(2,751,873)
Transfer to statutory reserve	-	-	-	379,916	(379,916)	-	-	-	-
Foreign currency translation Adjustment	-	-	-	-	-	-	493,781	33,891	527,672
BALANCE, December 31, 2012	8,259,506	8,259	50,119,428	2,246,910	17,038,396	(193,750)	5,086,827	5,600,029	79,906,099
Issuance of common share	211,368	212	343,445	-	-	-	-	-	343,657
Deconsolidation of BSST	-	-	-	(34,792)	-	-	-	-	(34,792)
Amortization of option	-	-	385,755	-	-	-	-	-	385,755
Net loss	-	-	-	-	(13,933,160)	-	-	(899,764)	(14,832,924)
Transfer to statutory reserve	-	-	-	80,141	(80,141)	-	-	-	-
Foreign currency translation Adjustment	-	-	-	-	-	-	1,891,873	116,480	2,008,353
BALANCE, December 31, 2013	8,470,874	8,471	50,848,628	2,292,259	3,025,095	(193,750)	6,978,700	4,816,745	67,776,148

See notes to consolidated financial statements

TRI-TECH HOLDING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Years Ended December 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,832,924)	$(2,751,873)
Adjustments to reconcile net loss to cash used in operating activities:
Share-based compensation expense	729,412	1,117,227
Depreciation and amortization	1,178,548	1,224,646
Provision for doubtful accounts	5,153,807	855,302
Fair value change on contingent investment consideration	-	(85,558)
Loss on disposal of plant and equipment	87,197	9,756
Loss on deconsolidation of BSST	3,781,800	-
Deferred income taxes	(251,317)	1,634,308
(Increase) decrease in current assets :	-
Accounts receivable	(13,895,771)	22,835
Unbilled revenue	25,861,337	(12,837,189)
Restricted cash	1,698,496	(3,174,767)
Other current assets	(432,378)	(1,022,956)
Inventories	(1,757,028)	(752,618)
Prepaid expenses	225,170	(203,302)
Prepayments	(8,449,341)	(4,723,440)
(Increase) decrease in current liabilities :	-	-
Accounts payable	4,513,041	(5,695,882)
Notes payable	-	(1,174,203)
Cost accrual on projects	(5,376,354)	4,440,666
Advance from customers	(376,692)	(756,745)
Other payables	1,502,012	1,568,225
Taxes payable	(128,825)	1,739,367
Accrued liabilities	(31,360)	22,681
Deferred revenue	(294,476)	289,003
Net cash used in operating activities	$(1,095,647)	$(20,254,517)
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash proceeds from asset sale	10,089,921	-
Payment in business acquisition	-	(114,910)
Cash proceeds from disposal of PPE	30,175	-
Payment to purchase plant and equipment	(317,129)	(643,607)
Cash paid to acquire intangible asset	-	(128,681)
Cash paid for construction in progress	(144,692)	(814,293)
Payment of loan to third-party companies	-	(158,438)
Collection of loan to third-party companies	-	704,494
Net cash provided by (used in) investing activities	$9,658,275	$(1,155,435)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank borrowings	9,357,830	18,831,078
Payment of bank borrowing	(10,661,106)	(18,693,584)
Proceeds from the issuance of ordinary shares	-	230,937
Proceeds from the Issuance of corporate bond	-	8,052,449
Payment of the corporate bond	(8,204,936)	-
Capital inject by shareholders	-	477,247
Proceeds from amount due from shareholder	248,824	31,373
Payment of amount due to shareholder	(92,295)	(52,891)
Proceeds from loan from third-party companies and individuals	9,573,959	8,130,386
Payment of loan from third-party companies and individuals	(7,341,898)	-
Proceeds from loan from non-controlling shareholders	-	(475,315)
Payment of loan from non-controlling shareholders	(4,907,087)	1,606,566
Net cash (used in) provided by financing activities	$(12,026,709)	$18,138,246
EFFECTS OF EXCHANGE RATE CHANGE IN CASH	(662,023)	(565,383)
DECREASE IN CASH	$(4,126,104)	$(3,837,089)
CASH, beginning of the period	8,098,657	11,935,746
CASH, end of the period	3,972,553	8,098,657
Supplemental disclosure for cash flow information:
Income taxes paid	165,815	204,019
Interest paid on debt	2,180,181	1,029,602
Supplemental disclosure for noncash investing activity:
Gain on long-term investment to India Joint Venture	-	78,558
Addition in construction in progress	657,350	725,569
Issuance of 196,368 and 30,207 ordinary shares as one of the consideration in business combination for years ended December 31, 2013 and 2012, respectively	302,407	229,875
Issuance of 15,000 and nil ordinary shares as compensation to service provided	41,250	-
Addition in plant and equipment by transferring from construction in progress	-	40,740

See notes to consolidated financial statements

TRI-TECH HOLDING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Company Background

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

Till December 31, 2013, TRIT has sixteen subsidiaries, VIEs and joint venture partnership: (1) Tri-Tech International Investment, Inc. (“TTII”), (2) Tri-Tech (Beijing) Co., Ltd. (“TTB”), (3) Beijing Satellite Science & Technology Co. (“BSST”) (BSST was deconsolidated November 27, 2013 ), (4) Tianjin Baoding Environmental Technology Co., Ltd. (“Baoding”), (5) Tranhold Environmental (Beijing) Tech Co., Ltd. (“Tranhold”), (6) Beijing Yanyu Water Tech Co., Ltd. (“Yanyu”), (7) Tri-Tech Infrastructure LLC, a Delaware limited liability company (“TIS”), (8) Ordos Tri-Tech Anguo Investment Co., Ltd. (“TTA”), (9) Beijing Huaxia Yuanjie Water Technology Co., Ltd (“Yuanjie”), (10) Buerjin Tri-Tech Industrial Co. Ltd. (“Buerjin”), (11) Tri-Tech Infrastructure (India) Pvt., Ltd. (“TII”), (12) Xushui Tri-Tech Sheng Tong Investment Co.,Ltd (“Xushui”), (13)Tri-Tech Beijing Co., Ltd. (Buxar)(“Buxar”),(14) Tri-Tech Beijing Co., Ltd. (Begusarai)(“Begusarai”), (15) Tri-Tech Beijing Co., Ltd. (Hajipur) (“Hajipur”,) and (16)Tri-tech India Pvt.,Ltd.(“WOS”).

As described in more detail in this report, we deconsolidated BSST as of November 27, 2013. Through November 27, 2013, our corporate structure was as follows:

As of December 31, 2013, our corporate structure was as follows:

The Company divested Yuanjie as of April 21, 2014. As of the date of this filing (taking into account that the divestiture of Yuanjie occurred after the end of the year ended December 31, 2013), our corporate structure is as follows:

Through a series of contractual agreements entered into in 2008 and 2011, the Company is deemed to be the sole indirect interest holder of Tranhold and the indirect interest holder of 92.86% equity ownership in Yanyu. According to the provisions of ASC 810, “Consolidation”, Tranhold, Yanyu and BSST are consolidated in the Company’s financial statements. For BSST, the Company also applied the consolidation procedures required by ASC 805 “Business Combinations”.

On November 11, 2013, Guang (Gavin) Cheng took possession of BSST’s corporate chops and other materials without the Company’s permission. Each legally registered Company in China is required to have company chops, which have to be registered with the Public Security Bureau (“PSB”). The company chops are required on all official documents such as contracts, bank account applications and labor contracts. The company chops legally represent a company in dealing with third parties and are therefore valid even without a signature.

On November 27, 2013, Guang (Gavin) Cheng’s representative met with the Company’s Chairperson, Warren Zhao. The representative informed Mr. Zhao that Mr. Cheng intended to challenge the validity of the contractual relationship by which the Company controlled BSST. The Board of Directors concluded at a meeting held on December 11, 2013 that Mr. Cheng’s actions constituted a breach of his duty of loyalty to the Company. Consequently, the Board voted to remove Mr. Cheng from all positions from which the Board could remove Mr. Cheng. The Board also voted to recommend that the Company’s shareholders replace Mr. Cheng on the Board at the next annual shareholders’ meeting. In addition, the Board suspended Mr. Cheng’s ability to act on Company’s behalf.

As a result of the foregoing and subsequent events demonstrating loss of the ability to unilaterally control BSST, the Company has deconsolidated BSST, effective as of November 27, 2013. BSST’s operations are reflected in the results for Segment 3. Please refer Note 4 for the effects of BSST on VIE and refer to Note 32 for the effects of BSST on segments.

To expand its technical and geological market profile, on June 9, 2012, the Company acquired the total operating assets of J&Y International Inc. (“J&Y”), inclusive of its technical know-how, design prints, etc. J&Y subsequently became the J&Y Water Division of the Company’s US subsidiary, TIS, according to the terms. J&Y’s business, including design and production of industrial chemical water recovery, desalination plants, domestic and industrial wastewater treatment systems and reverse osmosis filtration systems, are integrated into that of TIS.

On June 18, 2012, TTB entered into an investment agreement with Yuanjie and Yuanjie’s original shareholder to increase the capital investment in Yuanjie. The total investment from TTB was RMB10,990,500, or approximately $1,704,085, and TRIT acquired 51% of control over Yuanjie after increasing its capital investment in Yuanjie.

On August 23, 2012, Buerjin was established for projects in the Xinjiang province, especially in Buerjin County. The registered capital amount is RMB10,000,000, or $1,573,589, and RMB6,000,000, or $937,690, has been paid in. The Company has 80% of control over this newly established subsidiary.

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

On July 2, 2012, TTB registered three project offices in India, namely Buxar, Begusarai and Hajiour. The registered capital of each of the project offices is 0, and they are 100% owned by TTB.

On August 30, 2012, WOS was established under the regulation of India, TTB injected $1,980 as the paid up capital holing 99% of WOS, while TIS paid up $20 as investment and hold 1% share of WOS.

Beijing Zhi Shui Yuan Water Tech Co., Ltd. ("Zhi Shui Yuan") was established on January 15, 2014 with a registered capital of RMB 2 million or approximately $327,800. Warren Zhao and Peter Dong are the shareholders of Zhi Shui Yuan and each controls 50% of Zhi Shui Yuan. On March 25, 2014, all 18 individual shareholders signed share transfer agreements with Zhi Shui Yuan transferring their aggregate holding of 92.86% to Zhi Shui Yuan and terminated their VIE contractual obligations with Tri-Tech (Beijing) Co., Ltd. (“WFOE"). On March 25, 2014, Zhi Shui Yuan and its shareholders, Warren Zhao and Peter Dong, signed VIE contractual agreements with WFOE.

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

2.	Summary of Significant Accounting Policies

Principles of consolidation and basis of presentation

The consolidated financial information as of December 31, 2013 and 2012 and for the years then ended is prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The consolidated financial information should be read in conjunction with the Financial Statements and the notes thereto. All material inter-company transactions and balances have been eliminated in the consolidation.

The accompanying consolidated financial statements have been prepared pursuant to the US GAAP. The preparation of financial statements in conformity with these accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.

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

Restricted Cash

The current restricted cash balance as of December 31, 2013 and 2012 was $3,221,411 and $4,352,443, respectively. The long-term restricted cash balance as of December 31, 2013 and 2012 was $2,930,512 and $3,464,524, respectively. For details, refer to Note 5 to the consolidated financial statements.

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

Valuation of Long-Lived Assets

The Company reviews the carrying value of its long-lived assets, including plant and equipment, and definite life intangibles whenever events or changes in circumstances indicate that the carrying value may not be recoverable. To the extent the estimated undiscounted future cash inflows attributable to the asset, less estimated undiscounted future cash outflows, are less than the carrying amount, the Company recognizes an impairment loss in an amount equal to the difference between the carrying value of such assets and fair value. No impairment provision was made in the prior or current years. The Company reports assets for which there is a committed disposition plan, whether through sale or abandonment, at the lower of carrying value or fair value less costs to sell. No such assets are identified in prior and current years.

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

Business combination

For a business combination with an acquisition date on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquire are recognized at the acquisition date, measured at their fair values as of that date. In a business combination achieved in stages, the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, are recognized at the full amounts of their fair values. In a bargain purchase in which the total acquisition-date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus any non-controlling interest in the acquire, that excess in earnings was recognized as a gain attributable to the Company.

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

Revenue Recognition

The Company’s revenues consist primarily of two categories: (i) System Integration and (ii) Hardware Product Sales. The Company recognizes revenue when there is evidence of an arrangement, the consideration to be received is fixed or determinable, products are delivered, or services rendered, and collectability assured.

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

Foreign Currency Translation and Transactions

The Company uses the United States dollar (“USD”) as its reporting currency. The functional currency of TRIT, TTII and TIS is USD, the functional currency of TII, Buxar, Bugusarai, Hajipur and WOS is National Rupee (“INR”), the functional currency of TRIT’s subsidiaries in China is Renminbi (“RMB”). The Company translates monetary assets and liabilities denominated in currencies other than United States dollars into USD at the exchange rate ruling at the balance sheet date. The Company converts non-USD transactions during the year into USD with the prevailing exchange rate on the transaction dates.

The Chinese subsidiaries of TRIT maintain their financial records in RMB. The value of the assets and liabilities were converted with the exchange rate on the balance sheet date; and their revenue and expenses with a weighted average exchange rate for the reporting period. The Company reflects translation adjustments as “Accumulated other comprehensive income (loss)” in equity.

Transaction gains and losses that arise from exchange rate fluctuations on transactions in a currency other than the functional currency are recognized as foreign currency transaction gain or loss in the result of operations as incurred.

Translation adjustments amounted to $6,978,700 and $5,086,827 as of December 31, 2013 and December 31, 2012, respectively. The Company translated balance sheet amounts with the exception of equity at December 31, 2013 at RMB6.1122 to US$1.00 and INR61.8488 to US$1.00 as compared to RMB6.3011 to US$1.00 and INR54.8390 to US$1.00 as of December 31, 2012. The Company stated equity accounts at their historical rate. The average translation rates applied to income statement accounts for the years ended December 31, 2013 and 2012 were RMB6.1943 and RMB 6.3116 to US$1.00, respectively. The average translation rates applied to income statement accounts for the year ended December 31, 2013 and for the period from May 19, 2012 to December 31, 2012 were INR58.5169 and INR54.8301 to US$1.00.

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

The Company adopted Financial Accounting Standards Board (“FASB”) accounting standard codification 740 (ASC 740), as of January 1, 2007. The Company recognizes a tax position as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that the Company believes is more than 50% likely to be realized on examination. For tax positions not meeting the “more likely than not” test, the Company does not record it as a tax benefit. The Company also adopts ASC 740 guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. It had no effect on the Company’s financial statements as of December 31, 2013 and 2012. The Company did not have any significant unrecognized uncertain tax positions as of December 31, 2013 and 2012.

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

The Company has granted 1,008,516 options to our key employees and 185,000 warrants to the placement agent in our IPO and to our investor relations consultant, all of which are included when calculating the diluted earnings per share. As of December 31, 2013, 93,700 options had been exercised at a price equal to $6.75 per share and 170,000 warrants had been exercised at a price equal to $8.10 per share.

During the first financing after IPO, the Company has also agreed to issue the underwriters a warrant to purchase a number of ordinary shares equal to an aggregate of 10% of the ordinary shares sold in the offering, excluding over-allotments. The warrants will have an exercise price equal to 145% of the offering price. Accordingly, in April 2010, the Company issued 214,275 warrants with exercise price per share of $20.30. These warrants have anti-dilutive effect due to the fact that the weighted average exercise price per share of these warrants is higher than the weighted average market price per share of ordinary share during the years ended December 31, 2013 and 2012.

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

The FASB has issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force). The amendments in this ASU state that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. For nonpublic entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The Company has not yet determined the effect of the adoption of this.

3.	Business Combinations

In connection with an acquisition made in 2011, the fair value of the contingent consideration as of December 31, 2013 and December 31, 2012 was estimated at $280,559 and $582,966, respectively.

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

TRIT’s VIEs include: Tranhold, Yanyu and BSST. TRIT is involved in each VIE and understands the purpose and design of these entities. It also performs a significant role in these entities’ ongoing business. It is obligated to absorb losses of the VIE entities as well as benefit from them. Therefore, the VIEs are consolidated in the Company’s December 31, 2011 and 2010 consolidated financial statements. These VIEs are continually monitored by the Company to determine if any events have occurred that could cause its primary beneficiary status to change.

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

These agreements of Tranhold, BSST and Yanyu consist of the following:

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

The following is a summary of the currently effective contracts by and among TTB, Zhi Shui Yuan and the shareholders of Zhi Shui Yuan.

Exclusive Business Cooperation Agreement Zhi Shui Yuan and TTB has entered into an Exclusive Business Cooperation Agreement with TTB on March 25, 2014, under which BBT has the exclusive right to provide, among other things, technical support, business support and related consulting services to Zhi Shui Yuan and Zhi Shui Yuan agrees to accept all the consultation and services provided by TTB. Without TTB’s prior written consent, Zhi Shui Yuan is prohibited from engaging any third party to provide any of the services under this agreement. In addition, TTB exclusively owns all intellectual property rights arising out of or created during the performance of this agreement. Zhi Shui Yuan agrees to pay a monthly service fee to TTB at an amount determined solely by TTB after taking into account factors including the complexity and difficulty of the services provided, the time consumed, the seniority of TTB’s employees providing services to Zhi Shui Yuan, the value of services provided, the market price of comparable services and the operating conditions of Zhi Shui Yuan.

Exclusive Option Agreements TTB, Zhi Shui Yuan and each of its respective shareholders have entered into an Exclusive Option Agreement on March 25, 2014, under which each of the shareholders irrevocably granted TTB or its designated representative(s) an exclusive option to purchase, to the extent permitted under PRC law, all or part of his equity interests in Zhi Shui Yuan. In addition, TTB has the option to acquire the equity interests of Zhi Shui Yuan for a specified price equal to the loan provided by TTB to the individual shareholders. If the lowest price permitted under PRC law is higher than the above price, the lowest price permitted under PRC law shall apply. TTB or its designated representative(s) has sole discretion as to when to exercise such options, either in part or in full. Without TTB’s prior written consent, Zhi Shui Yuan’s shareholders shall not sell, transfer, mortgage, or otherwise dispose any equity interests in Zhi Shui Yuan.

Loan Agreements Pursuant to the loan agreements dated January 14, 2014 between TTB and each individual shareholder of Zhi Shui Yuan, TTB provided loans with an aggregate amount of RMB2 million to the individual shareholders of Zhi Shui Yuan for the sole purpose of providing capital for Zhi Shui Yuan. The loans can only be repaid by transferring the individual shareholders’ equity interest in Zhi Shui Yuan to TTB or its designated person pursuant to the Exclusive Option Agreements. The loan shall be interest-free, unless the transfer price exceeds the principal of the loan when each individual shareholder of Zhi Shui Yuan transfers his equity interests in Zhi Shui Yuan to TTB or TTB’s designated person(s). Such excess over the principal of the loan shall be deemed the interest of the loan to the extent permitted under PRC law.

Equity Interest Pledge Agreements Under the equity interest pledge agreements dated March 25, 2014 between TTB, Zhi Shui Yuan and each of the shareholders of Zhi Shui Yuan, the shareholders pledged all of their equity interests in Zhi Shui Yuan to TTB to guarantee Zhi Shui Yuan’s and Zhi Shui Yuan’s shareholders’ performance of their obligations under the contractual arrangements including, but not limited to the service fees due to TTB. If Zhi Shui Yuan or any of Zhi Shui Yuan’s shareholders breaches its contractual obligations under the contractual arrangements, TTB, as the pledgee, will be entitled to certain rights and entitlements, including receiving proceeds from the auction or sale of whole or part of the pledged equity interests of Zhi Shui Yuan in accordance with legal procedures. TTB has the right to receive dividends generated by the pledged equity interests during the term of the pledge. If any event of default as provided in the contractual arrangements occurs, TTB, as the pledgee, will be entitled to dispose of the pledged equity interests in accordance with PRC laws and regulations. The pledge will become effective on the date when the pledge of equity interests contemplated in these agreements are registered with the relevant local administration for industry and commerce and will remain binding until Zhi Shui Yuan and its shareholders discharge all their obligations under the contractual arrangements.

Equity Interest Pledge Agreements Under the equity interest pledge agreements dated March 25, 2014 between TTB, Zhi Shui Yuan and each of the shareholders of Zhi Shui Yuan, the shareholders pledged all of their equity interests in Zhi Shui Yuan to TTB to guarantee Zhi Shui Yuan’s and Zhi Shui Yuan’s shareholders’ performance of their obligations under the contractual arrangements including, but not limited to the service fees due to TTB. If Zhi Shui Yuan or any of Zhi Shui Yuan’s shareholders breaches its contractual obligations under the contractual arrangements, TTB, as the pledgee, will be entitled to certain rights and entitlements, including receiving proceeds from the auction or sale of whole or part of the pledged equity interests of Zhi Shui Yuan in accordance with legal procedures. TTB has the right to receive dividends generated by the pledged equity interests during the term of the pledge. If any event of default as provided in the contractual arrangements occurs, TTB, as the pledgee, will be entitled to dispose of the pledged equity interests in accordance with PRC laws and regulations. The pledge will become effective on the date when the pledge of equity interests contemplated in these agreements are registered with the relevant local administration for industry and commerce and will remain binding until Zhi Shui Yuan and its shareholders discharge all their obligations under the contractual arrangements.

Powers of Attorney Pursuant to the powers of attorney dated March 25, 2014 issued by each of the shareholders of Zhi Shui Yuan, the shareholders of Zhi Shui Yuan each irrevocably appointed TTB as the attorney-in-fact to act on their behalf on all matters pertaining to Zhi Shui Yuan and to exercise all of their rights as a shareholder of Zhi Shui Yuan, including but not limited to attend shareholders’ meetings, vote on their behalf on all matters of Zhi Shui Yuan requiring shareholders’ approval under PRC laws and regulations and the articles of association of Zhi Shui Yuan, designate and appoint directors and senior management members. TTB may assign its rights under this power of attorney to any other person or entity at its sole discretion without prior notice to the shareholders of Zhi Shui Yuan.

Spousal Consent Letters Ms. Liu Jing, the spouse of Mr. Zhao Wanzong, and Ms. Zhang Haifang, the spouse of Mr. Dong Pengyu, executed spousal consent letters on March 25, 2014. Pursuant to the spousal consent letters, each of Ms. Liu Jing and Ms. Zhang Haifang (i) undertook not to make any assertions in connection with the equity interests in Zhi Shui Yuan held by her spouse; (ii) confirmed that her spouse can perform the equity interest pledge agreements, the exclusive option agreements, the power of attorney and the loan agreements and to further amend or terminate such documents absent authorization or consent from her; (iii) undertook to execute all necessary documents and take all necessary actions to ensure appropriate performance of the equity interest pledge agreements, the exclusive option agreements, the power of attorney and the loan agreements; and (iv) agreed and undertook to be bound by the equity interest pledge agreements, the exclusive option agreements, the power of attorney, the loan agreements and the exclusive business cooperation agreement and comply with the obligations thereunder as an equity holder of Zhi Shui Yuan if she obtain any equity interests in Zhi Shui Yuan held by her spouse for any reason.

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

On November 11, 2013, Guang (Gavin) Cheng took possession of BSST’s corporate chops and other materials without the Company’s permission. Each legally registered Company in China is required to have company chops, which have to be registered with the Public Security Bureau (“PSB”). The company chops are required on all official documents such as contracts, bank account applications and labor contracts. The company chops legally represent a company in dealing with third parties and are therefore valid even without a signature.

On November 27, 2013, Guang (Gavin) Cheng’s representative met with the Company’s Chairperson, Warren Zhao. The representative informed Mr. Zhao that Mr. Cheng intended to challenge the validity of the contractual relationship by which the Company controlled BSST. The Board of Directors concluded at a meeting held on December 11, 2013 that Mr. Cheng’s actions constituted a breach of his duty of loyalty to the Company. Consequently, the Board voted to remove Mr. Cheng from all positions from which the Board could remove Mr. Cheng. The Board also voted to recommend that the Company’s shareholders replace Mr. Cheng on the Board at the next annual shareholders’ meeting. In addition, the Board suspended Mr. Cheng’s ability to act on Company’s behalf.

As a result of the foregoing and subsequent events demonstrating loss of the ability to unilaterally control BSST, the Company has deconsolidated BSST, effective as of November 27, 2013.

The following is consolidated VIEs assets and liabilities as of December 31, 2013 and 2012, which exclude intercompany balances that are eliminated among the VIEs. The consolidated VIEs assets and liability as of December 31, 2013 exclude BSST’s assets and liabilities, and the consolidated VIEs assets and liability as of December 31, 2012 include BSST’s assets and liabilities.

	December 31,2013	December 31, 2012
ASSETS
Current assets
Cash	$1,632,853	$2,346,543
Restricted cash	178,211	521,302
Accounts and notes receivable, net	17,735,189	18,171,800
Unbilled revenue	1,732,585	8,568,681
Other receivables	15,764,603	17,210,742
Inventories	5,942,993	6,741,246
Deposits on projects	1,217,334	1,296,163
Prepayments to suppliers and subcontractors	14,394,579	9,506,484
Total current assets	58,598,347	64,362,961
Long-term unbilled revenue	-	1,040,367
Plant and equipment, net	442,159	684,067
Intangible assets, net	969,069	3,848,986
Total Assets	$60,009,575	$69,936,381
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$5,445,937	$7,844,856
Costs accrual on projects	8,062,678	8,650,053
Advance from customers	15,680,087	10,192,513
Loan from third party companies and individual	463,908	1,781,717
Other payables	16,528,521	18,539,234
Tax payable	2,172,180	2,865,250
Deferred income taxes	246,987	329,899
Short-term bank borrowing	5,889,860	2,754,158
Total current liabilities	54,490,158	52,957,680
Total Liabilities	$54,490,158	$52,957,680

The following is the assets and liabilities of BSST as of November 27, 2013 (the date of deconsolidation):

November 27, 2013
ASSETS
Current assets
Cash	$409,459
Restricted cash	90,623
Accounts and notes receivable, net	9,500,370
Unbilled revenue	303,726
Other receivables	2,321,572
Inventories	951,574
Deposits on projects	180,581
Prepayments to suppliers and subcontractors	922,639
Total current assets	14,680,544
Plant and equipment, net	112,063
Intangible assets, net	2,586,492
Total Assets	$17,379,099
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	1,374,832
Costs accrual on projects	2,303,058
Advance from customers	536,052
Loan from third party companies and individual	38,003
Other payables	3,027,739
Tax payable	1,406,232
Short-term bank borrowing	1,030,725
Total current liabilities	9,716,641
Total Liabilities	$9,716,641

For the year ended December 31, 2013, the financial performance of the VIEs (includes operating results of BSST from January 1, 2013 to November 27, 2013, the date of deconsolidation) reported in the consolidated statements of operations and comprehensive loss includes sales of approximately US$28,819,374, cost of sales of approximately US$23,306,227, operating expenses of approximately US$8,787,345 and net loss before noncontrolling interest of approximately US$3,632,028.

For the year ended December 31, 2013, the financial performance of the BSST from January 1, 2013 to November 27, 2013, reported in the consolidated statements of operations and comprehensive loss includes sales of approximately US$9,040,834, cost of sales of approximately US$8,004,905, operating expenses of approximately US$2,028,471 and net loss before noncontrolling interest of approximately US$1,071,399.

For the year ended December 31, 2012, the financial performance of the VIEs (includes BSST) reported in the consolidated statements of operations and comprehensive loss includes revenue of approximately US$38,666,647, cost of sales of approximately US$30,146,293, operating expenses of approximately US$9,961,179 and net loss before noncontrolling interest of approximately US$1,788,241.

For the year ended December 31, 2012, the financial performance of BSST reported in the consolidated statements of operations and comprehensive loss includes revenue of approximately US$8,465,764, cost of sales of approximately US$6,352,006, operating expenses of approximately US$2,226,788 and net loss before noncontrolling interest of approximately US$204,640.

5.	Restricted Cash

As of December 31, 2013, the Company has made deposits several times totaling $6,151,923 as collateral in exchange of the issuance of letters of credit. Among these letters of credit, a total of $3,221,411 is with expiration dates within the next 12 months. The remaining balance of $2,930,512 is to expire in 2015 or later, which is classified under long-term restricted cash.

6.	Accounts Receivable, Net

Based on the Company’s assessment, management believes the net balance on each balance sheet date herein was collectable. The gross balance and bad debt provision as at December 31, 2013 and 2012 are as the following:

	December 31,	December 31,
	2013	2012
Accounts receivable, gross	$24,343,188	$20,073,881
Less: bad debt provision	(4,512,446)	(1,475,771)
Accounts receivable, net	$19,830,742	$18,598,110

The allowance is based on the age of receivables and a specific identification of receivables considered at risk of collection. The following analysis details the changes in the Company’s allowances for doubtful accounts:

	December 31, 2013	December 31, 2012
Balance at beginning of the year	$1,475,771	$619,062
Increase in allowances during the year	3,036,675	950,302
Write-offs during the year	-	(93,593)
Balance at the end of the year	$4,512,446	$1,475,771

7.	Unbilled Revenue

For revenues accounted for under this account, we expect the amounts to be collected within one year. For those with a collection period longer than one year, we classify them under “Long-term unbilled revenue” on the consolidated balance sheets.

The unbilled revenue as of December 31, 2013 and December 31, 2012 are as the following:

	December 31,	December 31,
	2013	2012
Current unbilled revenue	$14,106,631	$27,954,525
Long-term unbilled revenue	39,945,424	51,219,694
Total	$54,052,055	$79,174,219

As of December 31, 2013 and 2012, two customers and three customers account for 76% and 94% of the current unbilled revenue, respectively. As of December 31, 2013 and 2012, two customers and two customers account for 100% and 95% of the long-term unbilled revenue, respectively. The remaining balances were for various other on-going projects.

8.	Other Current Assets

Other current assets consisted of the following:

	December 31,	December 31,
	2013	2012
Advances to staff	$1,100,551	$1,343,985
Loan to third-party companies	163,607	678,511
Amount due from related parties	138,786	231,843
Rental Deposit	110,925	362,308
Prepaid expenses	175,448	397,550
Amount due from BSST’s shareholders	4,908,216	-
Other	672,154	811,573
Total	$7,269,687	$3,825,770

Advances to staff were mainly for staff with long term assignment overseas for sales and project related work.

A balance of $4,908,216 as of December 31, 2013 was due from BSST to Tranhold as the inter-company investment and was eliminated in the consolidation of 2012. The Company deconsolidated BSST from the date 27 November, 2013, so the balance showed up as of December 31, 2013. Currently the Company is having law suit against Guang (Gavin) Cheng to enforce the payment. But the Company believes the amount is recoverable and be settled by the end of 2014.

9.	Inventories

Inventories consisted of the following:

	December 31,	December 31,
	2013	2012
Raw materials	$2,225,339	$2,752,199
Finished goods	1,058,011	910,003
Project work-in-progress	6,226,968	4,796,871
Total	$9,510,318	$8,459,073

The Company reviews its inventory periodically for possible obsolete goods and to determine if any reserves are necessary for potential obsolescence. As of December 31, 2013 and 2012, the Company determined that no reserves were necessary.

10.	Deposits on Projects

Deposits on Projects consisted of the following:

	December 31,	December 31,
	2013	2012
Current:
Contract deposit	$759,183	$867,835
Bidding deposit	642,023	601,715
Totals	$1,401,206	$1,469,550

Contract deposits are paid to customers for the promise that the service or products will be properly and timely provided. Bidding deposits are paid as a deposit for involving in the bidding process. All of the deposits will be utilized within one year.

11.	Prepayments to Suppliers and Subcontractors

Prepayments to suppliers and subcontractors represent prepayments to the Company’s suppliers for the purchase of equipment for the projects and to the subcontractors for the construction of projects. A balance of $7,699,600 was related to Ordos project and $3,538,660 was related to Xushui project as of December 31, 2013. A balance of $5,303,073 was related to Ordos project and nil was related to Xushui project as of December 31, 2012.

12.	Assets Held for Sale

	December 31,	December 31,
	2013	2012
Construction in process	6,202,853	5,356,906
Intangible assets, net	5,576,354	5,495,041
Prepayments to suppliers	1,905,179	976,546
Total	13,684,386	11,828,493

The company entered into a cooperation agreement with Tianjin Baodi Economic Development Zone Government (the “buyer”) on April 26, 2013, planning to sell its real property in Baoding for an acquisition price for approximately $18.7 million. As of December 31, 2013, the carrying value of the assets held for sale is $13.7 million. The buyer also assumed the Company’s contractual liabilities to two major construction suppliers in the amount of $4.7 million which is inclusive in the total acquisition price. The ownership transfer met some registration delay due to some additional documents and process is required by the government. Currently the transaction is expected to be completed by the end of 2014.

13.	Plant and Equipment, Net

Plant and equipment consist of the following:

	December 31,	December 31,
	2013	2012
Buildings	$279,899	$271,507
Machinery & equipment	220,408	159,678
Transportation equipment	756,976	1,016,529
Office equipment	707,597	646,920
Furniture	316,052	445,740
Leasehold improvements	241,182	233,952
Total plant and equipment	2,522,114	2,774,326
Less accumulated depreciation	(1,096,454)	(1,009,542)
Plant and equipment, net	$1,425,660	$1,764,784

The depreciation expense for the years ended December 31, 2013 and 2012 amounted to $472,340 and $309,387, respectively.

14.	Intangible Assets, Net

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

All the intangible assets have definite lives, and are amortized on a straight-line basis over their expected useful economic lives. The original costs and accumulated amortization as of December 31, 2013 and 2012 are as follows:

	December 31,	December 31,
	2013	2012
Patents	$2,214,618	$2,150,207
Software	-	2,878,862
Customer list	590,000	1,280,356
Know-how	1,234,812	1,218,479
Contract backlog	60,534	58,719
Total intangible assets	4,099,964	7,586,623
Less accumulated amortization	(1,825,516)	(2,178,732)
Intangible assets, net	$2,274,448	$5,407,891

The amortization expense for the years ended December 31, 2013 and 2012 amounted to $706,208 and $907,548, respectively.

The amortization expense for the five-year period starting from December 31, 2013 is expected to be as follows:

For the Years Ending December 31,	Amount
2014	374,652
2015	374,652
2016	305,819
2017	256,652
2018	269,687
Thereafter	692,986
Total	2,274,448

15.	Investment in Joint Venture

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

16.	Accounts Payable and Costs Accrual on Projects

This amount contains the accounts payable to suppliers and accruals of costs incurred in the projects in accordance with the percentage of completion method.

Accounts payable and project accruals based on progress consisted of the following:

	December 31,	December 31,
	2013	2012
Accounts payable	$9,298,109	$5,890,511
Costs Accrual on Projects	15,444,203	23,637,751
Totals	$24,742,312	$29,528,262

Of the total costs accrual on projects, $6,922,879 was related to the India projects for the year ended December 31, 2013. The remaining balance was for various other on-going projects. For the year ended December 31, 2012, $8,725,834 was related to the India projects, and $471,023 was related to building new factories and warehouses in Tianjin.

17.	Advance from Buyer of Assets Held for Sale

In connection of the asset sale in Baoding, the Company had received the advance payment of $10.2 million from the buyer as of December 31, 2013. In August 2013, the Company repaid its $7.9 million corporate bond with this fund in order to clear the pledge on the land use right and buildings of Baoding. These assets were previously pledged for the corporate bond. The Company also received an advance of $1.3 million in the first quarter of 2014.

18.	Loan from Third-party Companies and Individual

	December 31,	December 31,
	2013	2012
Nuwell Asia Limited	$-	$500,000
Beijing Liyuanshida Technology Co., Ltd	8,684,185	2,968,941
Beijing Jialike New Technology Co., Ltd	327,214	-
Xuzhou Weisi Water Technology co., LTD	-	643,697
Beijing Sridi Technology Co., Ltd	50,849	325,584
China Automation Control co., LTD	248,804	241,345
Beijing Xinmei Jiahua., Ltd	163,607	-
Lin Bin	-	1,150,000
Others	51,920	571,092
Total	$9,526,579	$6,400,659

The interest rate ranged from 0.5% to 2.0% per month. Loans from third-party companies were for working capital purposes, of which the balance of $500,000 as of December 31, 2012 has an interest rate of 6%, and was repaid in October 2013. There were no pledge for the loans.

Beijing Liyuanshida Technology Co., Ltd (“Liyuanshida”) is controlled by the nephew of Warrant Zhao, Chairman of the Company. Liyuanshida collaborated with Tri-Tech Holding Inc. and its affiliates. Liyuanshida identified and developed the projects, and Tri-Tech secured the projects using its qualifications. Tri-Tech then subcontracted portion of the projects to Liyuanshida.

During the years ended December 31, 2013 and 2012, the Company purchased $2,951,454 and $737,863 from Liyuanshida respectively. The outstanding prepayment balances with Liyuanshida as of December 31, 2013 and 2012 were $3,113,936 and $711,470, respectively, which were included in “Prepayments to suppliers and subcontractors” disclosed in footnote 11. The Company does not intend to set off the prepayment balances and loans from Liyuanshida. Most loans from Liyuanshida were interest free except a loan of $327,214 with a monthly interest rate of 2%. The interest expense with Liyuanshida were $2,153 and $26,758 for years ended December 31, 2013 and 2012, respectively. The loans from Liyuanshida were made in the ordinary course of business for operating purpose.

19.	Amounts Due to Related Party

	December 31, 2013	December 31, 2012
Gavin Cheng (Former CEO/Director)	$-	$510,850
Warren Zhao (Chairman/Director)	1,141,460	955,500
Peter Dong (COO/CFO/Director)	163,607	158,702
Others	27,987	31,368
Total	$1,333,054	$1,656,420

The amounts due to shareholders were all with a term of two months, due in November 2012, were extended to November 30, 2014. The monthly interest rate was 1%.

In October 2013, Gavin Cheng signed a debt restructure agreement with the Company to settle the loan of $510,850.

20.	Amount Due to Noncontrolling Interest Investor

The amount due to noncontrolling interest investor as of December 31, 2013 and 2012 were:

	December 31,	December 31,
	2013	2012
Principal payable	$2,608,558	$7,354,271
Interest payable	2,605,417	1,692,797
Total	$5,213,975	$9,047,068

The amount due to noncontrolling interest investor, $2,608,558, was the principal amount for short-term loan from the minority interest investor from TTA, comparing with the amount $7,354,271 in the same period of 2012. The monthly interest rate is 1.5%, with terms ranging from 1 month to 12 months. The accrued interest expense was $2,605,417 and $1,692,797 as of December 31, 2013 and 2012. The purpose of this short-term loan was mainly to reduce temporary operational cash pressure.

21.	Other Payables

Other payables were non-project related as shown below:

	December 31,	December 31,
	2013	2012
Corporate bond interest payable	$-	$130,745
Others	443,275	330,513
Total	$443,275	$461,258

22.	Taxes Payable

Taxes payable consisted of the following:

	December 31,	December 31,
	2013	2012
Value-added tax payable	1,855,316	3,539,608
Business tax payable	1,703,121	1,493,704
Individual income tax payable	12,779	19,753
Income tax payable	-	87,189
Others	416,170	437,279
Total	$3,987,386	$5,577,533

The amount others includes various taxes and surcharges charged from local Tax Bureau.

23.	Bank Borrowings

The below table presents the short-term and long-term bank borrowing interest rates and the amount borrowed as of December 31, 2013 and 2012.

Bank Name	Annual Interest Rate	Start Day	End Day	As of December 31, 2013	As of December 31, 2012
China Merchants Bank	7.200%	2012-8-31	2014-2-15	$1,145,250	$1,946,666
BMO Harris	3.250%	2013-1-31	2014-1-31	164,702	-
China Merchants Bank	7.135%	2013-3-16	2014-2-15	818,036	-
Bank of Hangzhou	6.000%	2013-4-1	2014-3-30	654,429	-
Industrial and Commercial Bank of China	6.000%	2013-6-27	2014-6-26	1,636,072	-
Industrial and Commercial Bank of China	5.600%	2013-9-25	2014-3-25	1,636,072	-
Bank of Hangzhou	7.872%	2012-3-20	2013-3-19	-	634,810
Bank of Hangzhou	7.872%	2012-4-19	2013-4-18	-	36,406
Bank of Hangzhou	7.216%	2012-4-28	2013-4-26	-	337,216
Citic Bank	7.800%	2012-12-6	2013-12-6	-	4,761,073
China Merchants Bank	7.200%	2012-8-31	2014-2-15		433,870
Total short-term bank borrowings				$6,054,561	$8,150,041
ICICI BANK LTD.	12.250%	2012-1-15	2015-1-14	3,791	8,516
ICICI BANK LTD.	11.990%	2012-5-1	2016-4-30	6,212	9,460
Total long-term bank borrowings				$10,003	$17,976

The short-term bank loan from Citic Bank in the amount RMB30 million (or US$ 4,761,073), which was guaranteed by Mr. Peter Dong, and secured by pledging of accounts receivable from the Ordos Project, was repaid by the Company by the year ended December 31, 2013. All of the remaining bank borrowings are credit loans and all the outstanding short-term loans as of December 31, 2013 have been repaid subsequently.

24.	Corporate Bond

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

The corporate bond interest expenses for the years ended December 31, 2013 and 2012 were $329,070 and nil, respectively.

25.	Income Taxes

We are subject to income taxes on the entity level for income arising in or derived from the tax jurisdictions in which each entity is domiciled. According to the New Enterprise Income Tax Law (“NEITL”) in China, unified Enterprise Income Tax rate is 25%. However, five of our subsidiaries and VIEs in China are subject to certain favorable tax policies as high-tech companies. The effective income tax rate for the years ended December 31, 2013 and 2012 was -1% and -192%, respectively.

The applicable statutory tax rate for our subsidiaries in India is 42.024%. The Company has not recorded tax provision for U.S. tax purposes as it has no assessable profits arising in or derived from the United States and intends to reinvest accumulated earnings in its PRC operations.

The applicable statutory tax rates for our subsidiaries and VIEs in the PRC are as follows:

	For The Years Ended December 31,
	2013	2012
TTB	15%	15%
BSST (deconsolidated on November 27, 2013)	15%	15%
Yanyu	15%	15%
Tranhold	25%	25%
TTA	25%	25%
Baoding	15%	15%
Yuanjie	15%	15%
Buerjin	25%	25%
Xushui	25%	25%
Consolidated Effective Income Tax Rate	-1%	-192%

The provision for income tax expense (benefit) from operations consists of the following:

	For the Years Ended December 31,
	2013	2012
Current:
Overseas	-	-
PRC	$287,497	$87,045
Deferred:
Overseas	(54,633)	750,535
PRC	(26,205)	970,835
Total income tax expense	$206,659	$1,808,415

Significant components of the Company’s deferred tax liabilities are as follows:

	December 31, 2013	December 31, 2012
Current:
Deferred tax liabilities:	-	-
Revenue recognition based on percentage of completion	1,387,968	1,782,786
Total net deferred tax liabilities	$1,387,968	$1,782,786
Long-term:
Deferred tax liabilities:	-	-
Revenue recognition based on percentage of completion	235,514	435,314
Intangible assets valuation in business combination	3,922,984	3,264,476
Total net deferred tax liabilities	$4,158,498	$3,699,790

Income tax reconciliation for the years ended December 31, 2013 and 2012 are as follows:

	For The Years Ended December 31,
	2013	2012
PRC federal statutory tax rate	25%	25%
Taxable loss	$14,626,265	$943,458
Computed expected income tax expense	(3,656,566)	(235,865)
Effect of different tax rates	55,225	(11,943)
Effect of operation loss	3,808,000	1,841,275
Nondeductible items	-	214,948
Income tax expense	$206,659	$1,808,415

26.	Warrants

As of December 31, 2013 and 2012, the Company has 229,274 warrants outstanding for ordinary shares. None of these warrants were exercised by December 31, 2013. During the year ended December 31, 2013 and 2012, the Company recorded no warrants expense as general and administrative expense.

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

The fair value of options on the grant-date of September 9, 2009 was $3.53 per share, which was estimated by using the Black-Scholes Model. The total fair value of the options was $1,855,015. 313,500 and 210,200 options were vested as of December 31, 2013 and 2012, respectively. 93,700 and 93,700 options were exercised as of December 31, 2013 and 2012, respectively. A total of 9,000 and 9,000 options were forfeited as of December 31, 2013 and 2012, respectively.

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

The fair value of the 255,008 share options on the grant-date June 5, 2012 was $1.55 per share, which was estimated by using the Binominal Model. Valuation assumptions used in the Binominal option-pricing model for options issued include (1) discount rate of 3.07% based upon China Sovereign Bonds yields in effect at the time of the grant, (2) expected volatility of 38%, and (3) zero expected dividends. The total fair value of the options was $348,762. The fair value of the remaining 225,008 options vested on January 1, 2013 was $1.20 per share, which was estimated by using the Binominal Model. Valuation assumptions used in the Binominal option-pricing model for options issued include (1) discount rate of 2.5% based upon China Sovereign Bonds yields in effect at the time of the grant, (2) expected volatility of 47%, and (3) zero expected dividends. The total fair value of the remaining options was $270,010.

Also in connection with the 2011 Plan, on June 4, 2012, TRIT granted 23,000 share options with an exercise price equal to $4.45 to its senior management, out of which half was vested on December 31, 2012 and 2013, respectively. The fair value of options per share on the grant-date of June 4, 2012 was $2.07, estimated by using the Binominal Model. Valuation assumptions used in the Binominal option-pricing model for options issued include (1) discount rate of 3.15% based upon China Sovereign Bonds yields in effect at the time of the grant, (2) expected volatility of 45%, and (3) zero expected dividends. The total fair value of the options was $47,610.

Also in connection with the 2011 Plan, on September 17, 2012, TRIT granted 10,000 share options with an exercise price equal to $3.77 to its directors, out of which half was vested on September 18, 2012 and 2013, respectively. The fair value of options per share on the grant-date of September 17, 2012 was $1.68, estimated by using the Binominal Model. Valuation assumptions used in the Binominal option-pricing model for options issued include (1) discount rate of 2.41% based upon China Sovereign Bonds yields in effect at the time of the grant, (2) expected volatility of 46%, and (3) zero expected dividends. The total fair value of the options was $16,800.

The total option compensation expense recognized were $385,755 and $ 1,045,546 for the years ended December 31, 2013 and 2012.

The following table summarizes the outstanding options, related weighted average fair value and life information as of December 31, 2013.

	Options Outstanding			Options Exercisable
Range of Exercise Price Per Share	Number outstanding as of December 31, 2013	Weighted Average Fair Value	Weighted average Remaining Life (Years)	Number Exercisable as of December 31, 2013	Weighted Average Exercise Price
$3.77 - $7.63	893,312	$5.93	5.41	888,712	5.93

A summary of option activity under the employee share option plan as of December 31, 2013 and 2012 and changes during the years then ended is presented below:

Options	Number of shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregated Intrinsic Value
Outstanding as of January 01, 2013	893,312	5.93	6.41	-
Granted during the period	-	-	-	-
Exercised during the period	-	-	-	-
Forfeited during the period	-	-	-	-
Outstanding as of December 31, 2013	893,312	$5.93	5.41	-

Options	Number of shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregated Intrinsic Value
Outstanding as of January 01, 2012	426,400	$6.75	2.69	-
Granted during the period	483,016	$5.13	9.47	-
Exercised during the period	-	$-	-	-
Forfeited during the period	(16,104)	$7.43	-	-
Outstanding as of December 31, 2012	893,312	$5.93	6.41	-

A summary of unvested options under the employee share option plan as of December 31, 2013 and 2012 and changes during the year then ended is presented below:

Options	Number of shares	Weighted Average Fair Value
Unvested as of January 01, 2013	437,004	$2.32
Granted during the period	-	$-
Vested during the period	(333,704)	$1.96
Forfeited during the period	-	$-
Unvested as of December 31, 2013	103,300	$3.48
Expected to vest thereafter	103,300	3.48

Options	Number of shares	Weighted Average Fair Value
Unvested as of January 01, 2012	309,900	$3.53
Granted during the period	483,016	$1.41
Vested during the period	(339,808)	$2.16
Forfeited during the period	(16,104)	$1.72
Unvested as of December 31, 2012	437,004	2.32

28.    Net Loss per Ordinary Share

The following table presents a reconciliation of basic and diluted net loss per share:

	For the years ended December 31,
	2013	2012
Net loss attributable to Tri-tech Holding Inc.	(13,933,160)	(2,264,074)
Weighted-average shares of ordinary shares used to compute basic net loss per share	8,342,056	8,211,089
Shares used in computing diluted net loss per common share	8,342,056	8,211,089
Basic net loss per common share	(1.67)	(0.28)
Diluted net loss per common share	(1.67)	(0.28)

All warrants are having anti-dilutive effect due to the fact that the weighted average exercise price per share of these warrants is higher than the weighted average market price per share of ordinary shares during the years ended December 31, 2013 and 2012, respectively. The Company excludes potential ordinary shares in the diluted EPS computation in periods of losses from continuing operations, as their effect would be anti-dilutive.

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

The Company had sales to one customer that accounted for approximately 27.0% of revenues during the year ended December 31, 2012. This customer accounted for approximately 22.8% of unbilled revenue balance as of December 31, 2012. The Company had no customer who accounted for over 10% of revenues during the year ended December 31, 2013.

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

 As stipulated by the relevant laws and regulations applicable to PRC foreign-invested enterprises, the foreign invested PRC companies are required to make appropriations from net income as determined under PRC GAAP to non-distributable reserves which include a general reserve, an enterprise expansion reserve and employee welfare and bonus reserve.

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

For the years ended December 31, 2013 and 2012, the Company made $80,141and $379,916 appropriations to statutory reserves, respectively.

31.    Commitments and Contingencies

Operating Leases

As of December 31, 2013, the Company had commitments under certain operating leases, requiring annual minimum rentals as follows:

For the Years Ending December 31,	Amount
2014(1)	$529,307
2015(1)	458,555
2016(1)	98,184
Total	$1,086,046

(1)	BSST moved out of the Company’s primary office since April 30, 2014 and since that day, BSST began to use its separate office which is not included. The Company terminated its previous office site and stopped paying rentals to that, therefore it was not included in above leases.

The Company’s leased properties are principally located in Beijing and are used for administration and research and development purposes. The terms of these operating leases vary from one to five years. Pursuant to lease terms, when the contracts expire, the Company has the right to extend them with new negotiated prices. The leases are renewable subject to negotiation. Rental expenses were $895,754 and $1,080,036 for the years ended December 31, 2013 and 2012, respectively.

For BSST, rental expenses were $130,880 and $143,606 for the period of January 1 to November 27, 2013 and year ended December 31, 2012, respectively.

32.    Segment Information

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

BSST belongs to Segment 3. The following chart compares BSST’s financial results for the years ended December 31, 2013 and 2012; provided, however, that for the year ended December 31, 2013 BSST’s financial results before deconsolidation do not appear in the table.

	BSST for Periods Ended
	December 31, 2013($)	December 31, 2012($)	Change($)	Change (%)
Revenues	9,040,834	8,465,764	575,070	6.8%
Cost of Revenues	8,004,905	6,352,006	1,652,899	26.0%
Operating Expenses:
Selling and Marketing Expenses	571,839	681,941	(110,102)	(16.1)%
General and Administrative Expenses	1,278,601	1,544,847	(266,246)	(17.2)%
Research and Development Expenses	178,031	-	178,031	100.0%
Total Operating Expenses	2,028,471	2,226,788	(198,317)	(8.9)%
Other Income (Expenses)	(95,990)	(74,795)	(21,195)	28.3%
(Loss) Income before Provision for Income Taxes	(1,088,532)	(187,825)	(900,707)	479.5%

The operating results by segment are as follows. The operating results for the year ended December 31, 2013 includes operating results of BSST from January 1, 2013 to November 27, 2013, the date of deconsolidation.

For Years ended December 31,
	Segment 1		Segment 2		Segment 3		Total
	2013	2012	2013	2012	2013	2012	2013	2012
Revenues	$7,611,026	25,980,724	17,673,756	22,306,044	18,649,724	24,342,784	$43,934,506	72,629,552
Cost of revenues	5,576,866	20,448,709	13,717,600	16,487,906	15,724,797	18,192,903	35,019,263	55,129,518
Operating expenses:
Selling and Marketing Expenses	906,804	1,346,688	1,549,653	1,903,564	685,045	898,609	3,141,502	4,148,861
General and Administrative Expenses	10,130,000	7,274,903	2,272,520	2,840,874	2,997,492	3,871,516	15,400,012	13,987,293
Research and Development	354,247	104,648	1,299,961	70,078	178,031	-	1,832,239	174,726
Total operating expenses	11,391,051	8,726,239	5,122,134	4,814,516	3,860,568	4,770,125	20,373,753	18,310,880
Other income (expenses), net	(2,717,771)	120,686	(355,385)	(232,095)	(94,600)	(21,203)	(3,167,756)	(132,612)
Income (loss) before income taxes	$(12,074,662)	(3,073,538)	(1,521,363)	771,527	(1,030,241)	1,358,553	$(14,626,266)	(943,458)

Assets by Segment

The Company evaluates its assets by segment to generate information needed for internal control, resource allocation and performance assessment. This information also helps management to establish a basis for asset realization, determine insurance coverage, assess risk exposure, and meet requirements for external financial reporting.

Segment assets of the Company are as follows:

Segment Assets	Segment 1	Segment 2	Segment 3	Total
As of December 31, 2013(1)	$63,328,422	$32,178,589	$41,292,878	$136,799,889
As of December 31, 2012	$89,062,709	$30,058,569	$37,556,788	$156,678,066

(1)	BSST was consolidated from January 1, 2013 to November 27, 2013.

33.	Subsequent Events

On May 20, 2014, the Company made the public investors aware that the Company had relocated its headquarter in Beijing to 10th Floor of Tower B, Baoneng Center, Futong East Road, Chaoyang District, Beijing, where it will share office space with one of its subsidiaries,Yanyu.

In April, 2014, the Company’s Board of Directors approved the divestiture of Yuanjie by selling the Company’s 51% interest in Yuanjie to the minority owner of Yuanjie. The Company engaged an independent expert to determine the fair value of Yuanjie based upon the financial analysis and possible projections of future business of Yuanjie. In this deal, the fair value of Yuanjie was approximately RMB 20 million. For its 51% holdings, the Company is expected to receive total compensation of approximately RMB 10 million, including approximately RMB 2 million in cash from the minority owner of Yuanjie and repayment of the loan due from the Company to Yuanjie, together with interests of approximately RMB 8.1 million, to the minority owner. The Company has received the RMB 2 million in the second quarter of 2014 and the shareholder registration has been updated in government in the second quarter of 2014.

Beijing Zhi Shui Yuan Water Tech Co., Ltd. ("Zhi Shui Yuan") was established on January 15, 2014 with a registered capital of RMB 2 million or approximately $327,800. Warren Zhao and Peter Dong are the shareholders of Zhi Shui Yuan and each controls 50% of Zhi Shui Yuan. On March 25, 2014, all 18 individual shareholders signed share transfer agreements with Zhi Shui Yuan transferring their aggregate holding of 92.86% to Zhi Shui Yuan and terminated their VIE contractual obligations with Tri-Tech (Beijing) Co., Ltd. (“WFOE"). On March 25, 2014, Zhi Shui Yuan and its shareholders, Warren Zhao and Peter Dong, signed VIE contractual agreements with WFOE.

On July 18, 2014, the Company received a Decision (the “Decision”) from the Listing and Hearing Review Council (the “Council”) of The NASDAQ Stock Market LLC, notifying the Company that the Council affirmed the prior decision of the NASDAQ Hearings Panel (“Panel”) to deny the Company continued listing on the NASDAQ Capital Market. The Council’s Decision was based on a determination that the Panel was justified in its decision based on NASDAQ Listing Rules 5101, 5250(b)(1) and 5250(c)(1). As of the time of this filing, the NASDAQ Board of Directors may call the Decision for review pursuant to NASDAQ Listing Rule 5825, or the Company may appeal the Decision to the Securities and Exchange Commission. As of the time of this filing, the Company has not yet determined its next step.

